Form 10QSB
period 1998-06-30
NITTANY FINANCIAL CORP
filed 1998-09-11
CIK 1059189

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT

For the transition period from                   to
                               -----------------    -----------------

                        Commission File Number 333-57277
                        --------------------------------


                             Nittany Financial Corp.
                             -----------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                              23-2925762
------------                                              ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

               637 Kennard Road, State College, Pennsylvania 16801
               ---------------------------------------------------
                    (Address of principal executive offices)

                                (814) 466 - 6336
                                ----------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes       No  X
                                                              ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class:  Common Stock, par value $.10 per share
      Outstanding at August 31, 1998:  30,000 shares

                             NITTANY FINANCIAL CORP.

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Balance Sheet (Unaudited) as of
              June 30, 1998 and December 31, 1997                            3

            Statement of Operations (Unaudited) for the
              Three Months and Six Months ended June 30,1998
           and for the period from October 9, 1997 (Inception)
              to June 30, 1998                                               4

            Statement of Cash Flows (Unaudited)
              for the Six Months  ended June 30,1998
              and for the period from October 9, 1997 (Inception)
              to June 30, 1998                                               5

            Notes to Unaudited Financial Statements                          6

   Item 2. Management's Discussion and Analysis of
             Recent Developments                                          7 - 9

PART II  -  OTHER INFORMATION

   Item 1. Legal Proceedings                                                10

   Item 2. Changes in Securities                                            10

   Item 3. Defaults Upon Senior Securities                                  10

   Item 4. Submission of Matters to a Vote of Security Holders              10

   Item 5. Other Information                                                10

   Item 6. Exhibits and Reports on Form 8-K                              10 & 11

SIGNATURES                                                                  12

                             NITTANY FINANCIAL CORP.
                                  BALANCE SHEET

                                                                June 30,    December 31,
                                                                  1998          1997
                                                               ----------    ---------
                                                              (Unaudited)
ASSETS
Cash and interest-bearing deposits in banks                     $ 157,687    $  29,449
Furniture and equipment                                             2,649         --
Deferred organization costs                                        70,000       70,000
                                                               ----------    ---------

TOTAL ASSETS                                                    $ 230,336    $  99,449
                                                                =========    =========

LIABILITIES
Accounts payable and accrued expenses                           $  70,190    $  75,226
Advances from organizers                                              --        50,000
                                                                ---------    ---------

     TOTAL LIABILITIES                                             70,190      125,226
                                                                ---------    ---------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 15,000,000 shares
      authorized; none outstanding                                    --          --
Common Stock, par value $.10; 10,000,000
     shares authorized; 25,000 and 0 issued
      and outstanding                                               2,500         --
Common stock subscribed (5,000 and 0 shares)                          500         --
Additional paid-in capital                                        297,000         --
Retained deficit                                                  (89,854)     (25,777)
                                                                ---------    ---------
                                                                  210,146      (25,777)
Common stock subscriptions receivable                             (50,000)        --
                                                                ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                  160,146      (25,777)
                                                                ---------    ---------
      TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                 $ 230,336    $  99,449
                                                                =========     ========

See accompanying notes to the financial statements.

                             NITTANY FINANCIAL CORP.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                                   Period from
                                                          Three Months        Six Months          October 9, 1997
                                                              Ended             Ended              (Inception)
                                                          June 30, 1998      June 30, 1998       to June 30, 1998
                                                          -------------      -------------       ----------------

INTEREST INCOME                                      $              744      $       1,208        $      1,503

EXPENSES
Officer salary and benefits                                      20,886             41,713              61,462
Occupancy and equipment                                               -                439                 439
Professional services                                             1,484              3,722               9,630
Other                                                            18,398             19,411              19,826
                                                     ------------------       --------------      ------------
Total expenses                                                   40,768             65,285              91,357
                                                     ------------------       --------------      ------------

Loss before income taxes                                        (40,024)           (64,077)            (89,854)
Income taxes                                                          -                  -                   -
                                                     ------------------       --------------      ------------

NET LOSS                                             $          (40,024)     $     (64,077)       $    (89,854)
                                                     ===================      ==============      ==============

LOSS PER SHARE                                       $            (1.97)     $       (3.74)       $      (5.25)

AVERAGE SHARES OUTSTANDING                                       20,269             17,130              17,130

See accompanying notes to the financial statements.

                             NITTANY FINANCIAL CORP
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Period from
                                                       Six Months    October 9, 1997
                                                          Ended       (Inception)
                                                      June 30, 1998  to June 30, 1998
                                                      -------------  ----------------
OPERATING ACTIVITIES
Net loss                                                 $ (64,077)   $ (89,854)
Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Increase in accrued expenses                             --          5,226
                                                         ---------    ---------
             Net cash used for operating activities        (64,077)     (84,628)
                                                         ---------    ---------

INVESTING ACTIVITIES
Purchase of one year bank certificate of deposit           (10,548)     (10,548)
Cash paid for organizational costs                          (5,036)      (5,036)
Purchase of equipment                                       (2,649)      (2,649)
                                                         ---------    ---------
             Net cash used for investing activities        (18,233)     (18,233)
                                                         ---------    ---------

FINANCING ACTIVITIES
Advances from organizers                                      --         50,000
Proceeds from sale of common stock                         200,000      200,000
                                                         ---------    ---------
             Net cash provided by financing activities     200,000      250,000
                                                         ---------    ---------

             Increase in cash and cash equivalents         117,690      147,139

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                   29,449            -
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                      $ 147,139    $ 147,139
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Noncash financing activities:
      Conversion of advances from organizers
             to common stock                             $  50,000    $  50,000
      Stock subscriptions receivable                     $  50,000    $  50,000

See accompanying notes to the financial statements.

                             NITTANY FINANCIAL CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. As of the date of these financial statements, Nittany Financial Corp.'s (Company) operations have been limited to in-formation procedures; raising capital, recruiting officers and staff, obtaining a banking facility and working towards obtainment of regulatory approval. Since the Company's planned principal operations have not yet commenced; no significant revenue has been derived therefrom. The results of operations for the interim periods are not indicative of the results that may be expected for a full year and could be materially different if the Company was not an "in-formation" entity and operation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the balance sheet, recorded at fair value. Statement No. 133, precludes a held-to-maturity security from being designated as a hedged item, however, at the date of initial application of this statement, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This statement applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of this statement.

CAUTIONARY STATEMENT - FORWARD-LOOKING STATEMENTS

Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to; economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company was incorporated under the laws of the Commonwealth of Pennsylvania on December 8,1997, for the purpose of becoming a unitary savings and loan holding company, which will own all of the outstanding shares of capital stock of a proposed federal stock savings bank, Nittany Bank ("Bank"). The Company must receive regulatory approval to open the Bank from the Federal Deposit Insurance Corporation and from the Office of Thrift Supervision . Regulatory approval will be subject to the Company raising sufficient capital to meet regulatory capital requirements, and to satisfy any additional anticipated cash requirements of the Company and Bank for their respective first full year of operations. The Company is offering for sale in an Offering a minimum of 500,000 shares and a maximum of 600,000 shares of its common stock at a purchase price of $10.00 per share. Should subscriptions for the minimum offering not be obtained, amounts paid by subscribers with their subscriptions will be returned, and the formation of the Bank will be delayed or not materialize. In addition to the shares issued pursuant to this Offering, 30,000 shares at a price of $10.00 per share, have been issued to Organizers pursuant to a Private Placement, and an estimated 10,000 shares of common stock will be issued to a bank holding company as partial payment of a premium on deposits to be assumed by the Bank.

The Company, through its organizers, entered into a Branch Purchase Agreement ("Agreement") on March 24, 1998 with First Commonwealth Bank, a Pennsylvania state chartered commercial bank. Pursuant to the Agreement, the Company will assume the deposit liabilities and purchase certain assets of two offices located in State College, Pennsylvania. The Company has agreed to pay First Commonwealth a premium in the form of cash equal to nine percent and in the form of stock equal to one percent times the deposit liabilities. The total deposit premium is estimated to be $ 935,000 in cash and $104,000 (10,400 shares) in common stock of the Company. The Company will purchase furniture, fixtures and equipment in an amount approximating $34,000. The Company will also assume the branch facilities leases. Minor renovations to the facilities will be necessary prior to opening the offices. In general, the building structures are in good physical condition. The Agreement is subject to several conditions, including the required approval of government regulatory authorities, the consent of the landlords regarding the Company's assumption of the leases and the completion of the stock offering The Agreement may be terminated by mutual consent of the parties, inability to obtain regulatory approval, or failure to close the transaction by the earlier of September 30,1998 or within 30 days after receipt of the required regulatory approvals.

The proposed business of the Bank will consist of offering a full range of banking services to individuals, professional and business customers in its primary service area. These services will include providing personal and business demand, savings and time certificates of deposit, and the origination of residential and commercial mortgages, home equity loans, consumer loans, small business and other loans. Customer deposits with the Bank will be at rates competitive with those offered in the Bank's primary service area, and will be insured to the maximum extent provided by law through the FDIC. The Bank does not anticipate offering brokered deposits. The loans the Bank anticipates originating will consist of both adjustable and fixed rate instruments. The Bank or Company may also offer through affiliations with other companies, alternative non-deposit investments, such as mutual funds and securities. The Bank intends to also offer night depository, telephone banking, bank-by-mail, and safe depository services. The Bank does not anticipate offering trust and fiduciary services, but may rely on trust and fiduciary services offered by correspondent banks, if customers request such services.

Effective July 1, 1998, the Company entered into a data processing and services agreement with LUN Data Inc. and the Kirchman Corporation. The Bank will incur monthly data processing fees of approximately $3,000 to $5,000, once operations begin. A one-time software liscensing and conversion fee of approximately $14,000 was paid in July 1998.

Initially, the Bank anticipates deriving its income principally from interest charged on loans and interest earned on its investment portfolio. Income will also be derived, to a lesser extent; from fees received in connection with deposit services offered and loan originations. The Bank's principal expenses will be interest expense incurred on customer deposits, and noninterest operating expenses such as salaries and employee benefits, data processing charges and occupancy costs.

For additional information regarding the Company, the Bank, and their proposed operations, please refer to the Registration Statement filed on Form SB-2 with the Securities and Exchange Commission, dated July 31, 1998.

YEAR 2000

A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to our Bank's operation. Data processing is also essential to most other financial institutions and many other companies. A third party service bureau will be providing all of the material data processing that could be affected by this problem. Our prospective service bureau has advised us that it is substantially compliant and it expects to resolve this potential problem before the year 2000. In this vein, the core application software vendor, whose products are used by our prospective service bureau, has recently obtained ITAA*2000 certification, which indicates that the software has the core capabilities needed to handle the Year 2000 challenge. However, if our service bureau is unable to resolve all facets of this potential problem in time, we could likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on our financial condition and our results of operation. In order to determine the service bureau is year 2000 compliant, management must develop a test plan, which it intends to implement during the first half of 1999. Management expects to incur additional operating expenses during 1999, relating to designing and performing tests of the Bank's computer systems. Management has determined the total costs that will be incurred to become year 2000 compliant are not material to the Company and its proposed banking subsidiary.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

             NONE

Item 2 - Changes in securities

             NONE

Item 3 - Defaults upon senior securities

             N/A

Item 4 - Submission of matters to a vote of security holders

             NONE

Item 5 - Other information

             NONE

Item 6 - Exhibits and reports on Form 8-K

(a) Exhibits. The following exhibits are filed with this report:

                  The exhibits filed as part of this Registration Statement are as follows:
                   3(i)    Amended Articles of Incorporation of Nittany Financial Corp.*
                   3(ii)   Bylaws of Nittany Financial Corp.*
                   4       Specimen Stock Certificate of Nittany Financial Corp. *
                  10       Employment Agreement with David Z. Richards*
                  10.1     Branch Purchase and Deposit Assumption Agreement (including Amendment No.
                           1 to Agreement)* (Form of Amendment No.2 to Agreement)*
                  27       Financial Data Schedule** As of June 30,1998, neither the Company nor the Bank had commenced their respective  operations  as a  bank holding  company  or  as a federal  savings  bank,  and neither  will do
                           so unless  final regulatory   approvals   are   obtained   and   the
                           required capitalization of the Bank by the Company is obtained from the proceeds of the Company's stock  offering,  which is presently still pending.

                  -----------------
                  * Incorporated by reference to the registration statement on Form SB-2 (333-57277).
                  **  Electronic filing only

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the second quarter of the year ending December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Nittany Financial Corp.


Date:  September 11, 1998             By:\s\ David Z. Richards, Jr.
                                          --------------------------------------
                                          David Z. Richards, Jr.
                                          President ,Chief Executive Officer
                                            And Chief Financial Officer