Form 10QSB
period 1998-09-30
NITTANY FINANCIAL CORP
filed 1998-11-16
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20552

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

For the transition period from            to
                              ------------  ------------

                         Commission File Number 333-57277
                        --------------------------------

                            Nittany Financial Corp.
                      --------------------------------------
              (Exact name of registrant as specified in its charter)

     Pennsylvania                                       23-2925762
     -------------                                      ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

          PO Box 10283 Calder Square, State College, Pennsylvania 16805
                   ------------------------------------------
                    (Address of principal executive offices)

                                (814) 466 - 6336
                   ------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class:  Common Stock, par value $.10 per share
      Outstanding at October 31, 1998:  577,436 shares

                          NITTANY FINANCIAL CORP.

                                   INDEX



                                                                      Page
                                                                     Number
                                                                     ------

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

            Balance Sheet (Unaudited) as of
              Sept 30, 1998 and Dec 31, 1997                            3

            Statement of Operations (Unaudited) for the
              Three Months, Nine Months ended Sept 30,1998,             4
                  And period from inception through Sept 30, 1998

              Statement of Cash Flows (Unaudited)
              for the Nine Months ended Sept 30,1998,                   5
                  And period from inception through Sept 30, 1998

            Notes to Unaudited Financial Statements                     6

   Item 2. Management's Discussion and Analysis of
             Recent Developments                                       7-8

PART II  -  OTHER INFORMATION

   Item 1. Legal Proceedings                                            9

   Item 2. Changes in Securities                                        9

   Item 3. Defaults Upon Senior Securities                              9

   Item 4. Submission of Matters to a Vote of Security Holders          9

   Item 5. Other Information                                            9

   Item 6. Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                             10

                             NITTANY FINANCIAL CORP.
                            BALANCE SHEET (UNAUDITED)


                                                         Sept 30,   December 31,
                                                          1998          1997
                                                      ------------- ------------

ASSETS
Cash in banks                                           $  96,656     $  29,449
Certificate of Deposits in banks                           10,548          --
Furniture and equipment                                     2,649          --
Deferred organization costs                                25,000        70,000
                                                        ---------     ---------

      TOTAL ASSETS                                      $ 134,853     $  99,449
                                                        =========     =========

LIABILITIES
Accounts payable                                        $  94,162     $  75,226
Advances from organizers                                     --          50,000
                                                        ---------     ---------
      TOTAL LIABILITIES                                    94,162       125,226
                                                        ---------     ---------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 5,000,000 shares
 authorized; none issued                                     --            --
Common Stock, $.10 par value; 10,000,000
 shares authorized; 30,000 shares issued
 and outstanding                                            3,000          --
Additional paid - in capital                              297,000          --
Retained deficit                                         (259,309)      (25,777)
                                                        ---------     ---------

      TOTAL STOCKHOLDERS' EQUITY                           40,691       (25,777)
                                                        ---------     ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 134,853     $  99,449
                                                        =========     =========

See accompanying notes to the unaudited financial statements.

                             NITTANY FINANCIAL CORP.
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                                     Period from
                                                                      Inception
                                      Three Months    Nine Months   (October 9, 1997
                                          Ended          Ended          Through
                                      September 30,   September 30,  September 30,
                                          1998           1998             1998)
                                      -------------   ------------   ----------------

INTEREST INCOME                       $     788        $   1,996        $   2,291

EXPENSES
Salary and benefits                      38,017           79,730           99,479
Occupancy and equipment                    --                439              439
Professional services                   100,453          104,175          110,083
Other                                    31,773           51,184           51,599
                                      ---------        ---------        ---------
Total expenses                          170,243          235,528          261,600
                                      ---------        ---------        ---------

Loss before income taxes               (169,455)        (233,532)        (259,309)

Income taxes                               --               --               --
                                      ---------        ---------        ---------

NET LOSS                              $(169,455)       $(233,532)       $(259,309)
                                      =========         ========         ========

LOSS PER SHARE                        $(   6.22)       $ ( 10.99)       $  (12.20)

WEIGHTED AVERAGE SHARES OUTSTANDING      27,228           21,259           21,259

See accompanying notes to the unaudited financial statements.

                             NITTANY FINANCIAL CORP
                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                    Period from
                                                                     Inception
                                                    Nine Months   (October 9, 1997
                                                       Ended         Through
                                                   September 30,    September 30,
                                                        1998             1998)
                                                  --------------  ----------------

OPERATING ACTIVITIES
   Net loss                                           $(233,532)      $(259,309)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
   Decrease in deferred and accrued organizational
     Expenses, net                                       63,936          69,162
                                                      ---------       ---------
    Net cash provided by operating activities          (169,596)       (190,147)
                                                      ---------       ---------
INVESTING ACTIVITIES
   Purchase of one year bank certificate of deposit     (10,548)        (10,548)
   Purchase of equipment                                 (2,649)         (2,649)
                                                      ---------       ---------
   Net cash used for investing activities               (13,197)        (13,197)
                                                      ---------       ---------
FINANCING ACTIVITIES
   Advances from organizers                                --            50,000
   Proceeds from sale of common stock                   250,000         250,000
                                                      ---------       ---------
   Net cash provided by financing activities            250,000         300,000
                                                      ---------       ---------
   Increase in cash and cash equivalents                 67,207          96,656

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                29,449            --
                                                      ---------       ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                   $  96,656       $  96,656
                                                      =========       =========


See accompanying notes to the unaudited financial statements.

                             NITTANY FINANCIAL CORP.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. As of the date of these financial statements, Nittany Financial Corp.'s (the "Company") operations have been limited to in-formation procedures; raising capital, recruiting officers and staff, obtaining a banking facility and working towards obtainment of regulatory approval. Since the Company's planned principal operations have not yet commenced; no significant revenue has been derived therefrom. The results of operations for the interim periods are not indicative of the results that may be expected for a full year and could be materially different if the Company was not an "in-formation" entity and operation.

NOTE 2 - STOCKHOLDERS EQUITY

Initial capitalization of the Company occurred through the issuance of common stock in a private placement which was exclusively offered to the organizers of the Company during the first quarter of 1998. A total of 30,000 shares at an offering price of $10.00 per share were issued.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company was incorporated under the laws of the Commonwealth of Pennsylvania on December 8, 1997 for the purpose of becoming a unitary savings and loan holding company, which will own all of the outstanding shares of capital stock of a proposed federal stock savings bank, Nittany Bank (the "Bank"). The Company received regulatory approval to open the Bank from the Office of Thrift Supervision and the Federal Deposit Insurance Corporation on September 8, 1998 and September 14, 1998, respectively. On October 23, 1998 (the "Closing"), the Company completed its common stock offering selling 537,436 shares at $10.00 per share and raising $5,374,360 in net proceeds. At the Closing, the Company acquired from First Commonwealth Financial Corp. two branch offices and assumed such branch leases (the "Branch Agreement"). Pursuant to such Branch Agreement, the Company assumed deposit liabilities of approximately $10.2 million and paid a deposit premium in the form of cash and stock. The Company also acquired furniture and equipment of approximately $30,000, personal credit lines and home equity lines of credit loans of approximately $695,000, and vault cash of approximately $154,000. The Bank opened for business on October 26, 1998.

The proposed business of the Bank will consist of offering a full range of banking services to individuals, professional and business customers in its primary service area. These services will include providing personal and business demand deposits, savings and time certificates of deposit, and the origination of residential and commercial mortgages, home equity loans, consumer loans, small business and other loans. Customer deposits with the Bank will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank does not anticipate offering brokered deposits. The loans the Bank anticipates originating will consist of both adjustable and fixed rate instruments. The Bank or Company may also offer through affiliations with other companies, alternative non-deposit investments, such as mutual funds and securities. The Bank intends to also offer night depository, telephone banking, bank-by-mail, and safe depository services. The Bank does not anticipate offering trust and fiduciary services, but may rely on trust and fiduciary services offered by correspondent banks, if customers request such services. Additional staff was hired by management during the months of September and October to adequately support bank operations, bank staff, including management, totaled 14 full time equivalent employees as of October 26, 1998.

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

YEAR 2000

A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to our Bank's operation. Data processing is also essential to most other financial institutions and many other companies. A third party service bureau will be providing all of the material data processing that could be affected by this problem. Our prospective service bureau has advised us that it is substantially compliant and it expects to resolve this potential problem before the year 2000. In this vein, the core application software vendor, whose products are used by our prospective service bureau, has recently obtained ITAA*2000 certification, which indicates that the software has the core capabilities needed to handle the Year 2000 challenge. However, if our service bureau is unable to resolve all facets of this potential problem in time, we could likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on our financial condition and our results of operation. In order to determine the service bureau is year 2000 compliant, management must develop a test plan, which it intends to implement during the first half of 1999. Management is aware of the significant of the Y2K issue and is presently working to define a comprehensive plan of action for Year 2000. Management expects to incur additional operating expenses during 1999 relating to the designing and performing tests of the Bank's computer systems. Currently, the Bank estimates such costs will be approximately $10,000. Management is also addressing a contingency plan in the event any portion of its operations is adversely affected by Year 2000 related processing errors.

Successful and timely completion of the Year 2000 plan is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress of testing plans and all vendors, suppliers and customer readiness.

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

For additional information regarding the Company and proposed operations, please refer to the Company's Form SB-2 (333-57277) dated July 31, 1998.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NOT APPLICABLE

Item 4 - Submission of matters to a vote of security holders

         NONE

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

(a)      Exhibits.  The following exhibits are filed with this report:

          The exhibits filed as part of this Registration Statement are as follows:

          3(i) Amended Articles of Incorporation of Nittany Financial Corp.* 3(ii) Bylaws of Nittany Financial Corp.*
          4     Specimen Stock Certificate of Nittany Financial Corp.*
          10    Employment Agreement with David Z. Richards*
          10.1  Branch Purchase  and  Deposit  Assumption  Agreement  (including
                Amendment No.  1 to  Agreement)*  (Form  of  Amendment  No. 2 to
                Agreement)*
          27    Financial Data Schedule**

          ---------------------
          *    Incorporated by reference to the  registration  statement on Form
               SB-2 (333-57277)
          **   Electronic filing only

(b)       Reports on Form 8-K

               No reports on Form 8-K have been filed during the third quarter of the year ending December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Nittany Financial Corp.


Date: November 16, 1998         By:\s\ David Z. Richards, Jr.
                                   ---------------------------------------------
                                   David Z. Richards, Jr.
                                   President ,Chief Executive Officer
                                            And Chief Financial Officer



                                   \s\ Matthew J. Ford
                                   ---------------------------------------------
                                   Matthew J. Ford
                                   Asst. Controller