Form 10KSB
period 1998-12-31
NITTANY FINANCIAL CORP
filed 1999-04-15
CIK 1059189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For  the fiscal year ended December 31, 1998

                                       OR

[  } Transition  report  pursuant  to section  13 or 15(d) of the  Securities
     Exchange Act of 1934

     For the transition period from                  to             .
                                        ------------    ------------

Commission File No. 333-57277

                             Nittany Financial Corp.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                      23-2925762
-------------------------------                               ------------------
(State or Other Jurisdiction of                                I.R.S. Employer
Incorporation or Organization)                                Identification No.

116 East College Avenue, State College, Pennsylvania                16801
----------------------------------------------------                -----
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code                  (814) 234-7320
                                                               -----------------

Securities registered under to Section 12(b) of the Exchange Act:      None
                                                                  --------------

Securities registered under to Section 12(g) of the Exchange Act:

                                      None
                                      ----
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
    ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $200,000

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock on March 30, 1999 was $4.6 million.

     As of March 30, 1999, there were issued and outstanding 577,436 shares of the Registrant's Common Stock.

     Transition Small Business Disclosure Format (check one): YES      NO   X
                                                                  ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I


         Nittany Financial Corp. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the securities and exchange commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the private securities litigation reform act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the Federal Reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Business
-----------------

Business of the Company

         Nittany Financial Corp. was incorporated under the laws of the Commonwealth of Pennsylvania on December 8, 1997, primarily to own all of the outstanding shares of capital stock of a federal stock savings bank to be named Nittany Bank (the "Bank"). On September 14, 1998, the Office of Thrift Supervision (the "OTS") granted the Company the necessary approvals to acquire the capital stock of the Bank and to become a savings and loan holding company of the Bank. The Bank opened for business on October 26, 1998, and currently has two branches in State College, Pennsylvania. Thus, the Company had only two months of substantive operations in 1998.

         The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company currently conducts no significant business or operations of its own other than owning all of the outstanding shares of capital stock of the Bank. The Company has authorized the formation of a new company to offer investment and brokerage type services, which will either be a subsidiary of the Company or the Bank. The subsidiary is expected to open in approximately May or June 1999.

         The Company initially issued 29,998 shares of Common Stock at $10.00 per share in a private offering in order to pay its pre-opening costs and Offering expenses. On August 21, 1998, the Company commenced an initial public offering (the "Offering") of its common stock, $0.10 par value per share (the "Common Stock"), pursuant to the Company's Registration Statement on Form SB-2. Pursuant to the Registration Statement, the Company sought to issue and sell a minimum of 500,000 and a maximum of 600,000 shares of the Company's Common Stock at an offering price of $10.00 per share, primarily for the purpose of raising the funds necessary to capitalize the Bank.

         The Offering was terminated by the Company on October 15, 1998, and the Company sold a total of 537,438 shares of Common Stock in the Offering. Effective as of October 23, 1998, the Company purchased with all of the proceeds received in the Offering all of the capital stock of the Bank, and the Bank became a wholly owned subsidiary of the Company.

         The Company has no significant assets other than its interests in the Bank. Accordingly, the Company's earnings are primarily dependent upon dividends received by the Company from the Bank, which dividends are dependent on the Bank's profitability and the Bank's compliance with certain regulatory requirements. See " - Regulation - Regulation of the Bank - Dividend and Other Capital Distribution Limitations."

         At the present time, the Company does not have and does not intend to have any employees other than its officers. The Company will utilize the support staff of the Bank from time to time.

Business of the Bank

         General. On April 7, 1998, the organizers of the Company and the Bank (the "Organizers") filed an application with the OTS to organize the Bank as a federal stock savings bank. On September 14, 1998, the OTS conditionally approved the application, and the Bank obtained all necessary regulatory approvals to commence banking operations. Effective as of October 23, 1998, the Bank sold its capital stock to the Company and commenced banking operations on October 26, 1998. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") and the Bank is a member of the Federal Home Loan Bank System.

         Effective as of October 23, 1998, the Company also consummated the transactions contemplated by the Branch Purchase and Deposit Assumption Agreement (the "Agreement") dated March 24, 1998, as amended, between the Company, the Bank and First Commonwealth Bank ("First Commonwealth"). The Agreement provided for the purchase by Company and the Bank, two branch offices, certain assets and the assumption of certain deposit liabilities primarily related to First Commonwealth's branch offices located at 116 East College Avenue and 1276 North Atherton Street, State College, Pennsylvania.

         The Bank is a community-oriented financial institution. Its business is to attract retail deposits and to invest those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family mortgage loans and small business real estate loans. To a lesser extent, the Bank invests in home equity loans, construction loans (primarily for one- to four-family home construction for the borrower), commercial business loans and consumer loans. The Bank's deposit base is comprised of traditional deposit products including checking accounts, statement savings accounts, money market accounts, certificates of deposit and individual retirement accounts.

Market Strategy

         The Bank's objective is to create a customer-driven financial institution focused on providing value to customers by delivering products and services matched to the customers' needs. It is believed that customers will be drawn to a locally owned and managed institution that demonstrates an active interest in its customers and their business and personal financial needs.

         The banking industry in the Bank's market area has experienced substantial consolidation in recent years. Many of the area's locally owned or managed financial institutions have either been acquired by large regional bank holding companies or have been consolidated into branches. This consolidation has been accompanied by increasing fees for bank services, the dissolution of local boards of directors, management and personnel changes and, in the perception of management, a decline in the level of customer service. With recent changes in interstate banking regulation, this type of consolidation is expected to continue.

Competition

         The Bank's market area of Centre County (which includes the borough of State College and the surrounding townships of State College, Ferguson, Halfmoon, Harris and Patton) is highly competitive markets for financial services and the Bank faces intense competition both in making loans and in attracting deposits. The Bank faces direct competition from a significant number of financial institutions operating in the Bank's market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than the Bank will have and are able to offer certain services that the Bank is not able to offer. In particular, Centre County, is served almost entirely by large, regional financial institutions, almost all of which are headquartered out of the area. These financial institutions include Mellon Bank, NA (Greensburg, PA), Sovereign Bank (formerly Core States) (Reading, Pennsylvania), Northwest Savings Bank (Warren, PA), PNC Bank (Pittsburgh), First Commonwealth Bank (Indiana, PA), Omega Bank (State College), Mid-State Bank (Harrisburg, PA) and Reliance Bank (Altoona, PA). The area also includes Corning Employees Credit Union, Penn State Federal Credit Union, SPE Federal Credit Union and State College Federal Credit Union. Omega Bank, a regional bank with nine branches in the Bank's market area, is the only banking institution headquartered in State College.

         All of these institutions have been in existence for a longer period of time than the Bank, are better established than the Bank and have financial resources substantially greater than those of the Bank. The Bank will have an existing deposit base when it commences operations, but will be competing for deposits with these larger established institutions as well as with investment bankers, money market mutual funds and other non-traditional financial intermediaries. The Bank will have to attract its loan customer base from existing financial institutions and from growth in the community. In addition, the Bank faces competition for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and private lenders.

Plan of Operations

         General. The Bank commenced operations as of October 26, 1998, and its activities have primarily consisted of drawing deposits, making loans and servicing the deposits and loans acquired from First Commonwealth. At December 31, 1998, the Company had total assets of approximately $24.8 million, total loans of approximately $4.5 million and total deposits of approximately $14.0 million. The Company experienced a loss of approximately $500,000 for the year ended December 31, 1998, primarily as a result of operating costs exceeding revenues.

Capital Resources

         Management believes that the $5,374,000 of offering proceeds will satisfy the current cash requirements of the Company and the Bank, assuming modest growth and no new branches are opened during this period. However, there can be no assurance that this will be the case. This estimate is based on the level of expenses commensurate with the estimated number of employees and estimated size of the operations of the Bank during this period and the amount of capital normally required for a bank with total assets in the range in which management expects the Bank's assets to be during this period. The Company's and the Bank's future capital requirements, however, will depend on many factors, including the Bank's ability to successfully originate loans and attract deposits and the Bank's ability to implement its branch expansion strategy. To the extent that the Company and the Bank's current capital is insufficient to fund the Company and the Bank's future operating requirements or to implement the branch expansion strategy, it may be necessary to raise additional funds, through public or private financings.

Net Interest Income/Margins

         The operations of the Bank are substantially dependent on its net interest income, which is the difference between the interest expense incurred in connection with the Bank's interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from its interest-earning assets, such as loans and investment securities. Volatility in interest rates can result in the flow of funds away from banks of the type similar to the Bank and into direct investments, such as corporate securities and other investment vehicles which, because of among other things the absence of federal deposit insurance, generally pay higher rates of return. Such volatility could cause the Bank to pay increased interest rates to obtain deposits and, if the Bank is not able to increase the interest rates on its loans and the rate of return on its investment portfolio, the Bank's net interest income will suffer.

         The level of net interest income is determined primarily by the average balances ("volume") and the rate spreads between the Bank's interest-earning assets and the Bank's funding sources. The Bank's ability to maximize its net interest income depends on increases or decreases in the volume of its interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning-asset portfolio, and the availability of particular sources of funds, such as non-interest earning deposits.

         The following table indicates the average volume of interest-earning assets and interest-bearing liabilities and average yields and rates for the Company and the Bank for the period from November 1, 1998 to December 31, 1998, the operating period of the Bank.

         Average balances are derived from daily averages calculated for the period of November 1, 1998 to December 31, 1998, which represents the period that banking operations were in effect.

                                                                       For the Period Ended December 31,
                                                                       ---------------------------------
                                                                                  1998
                                                                                  ----
                                                                                                    (4)
                                                                  Average             (1)             Average
                                                                  Balance          Interest         Yield/Cost
                                                                  -------          --------         ----------
                                                                             (Dollars in thousands)
Interest-earning assets:
  Loans receivable......................................           $1,676               $25               9.03%
  Investments securities................................            6,734                61               5.42%
  Interest-bearing deposits with other banks............           10,407               100               4.98%
                                                                   ------               ---               ----
Total interest-earning assets..........................            18,818               186               5.50%
                                                                                        ---
Noninterest-earning assets..............................              874
Allowance for loan losses...............................              (97)
                                                                   ------
Total assets............................................          $19,595
                                                                   ======
Interest-bearing liabilities:
  Interest-bearing demand deposits......................          $ 2,064                 6               1.64%
  Money market deposits.................................            3,395                28               4.96%
  Savings deposits......................................            1,521                 9               3.47%
  Certificates of deposit...............................            4,763                46               5.77%
  Advances from FHLB....................................              832                 6               4.39%
                                                                  -------             -----               ----
Total interest-bearing liabilities......................           12,575                95               4.50%
                                                                                       ----
Noninterest-bearing liabilities
  Demand deposits.......................................              779
  Other liabilities.....................................              814
Stockholders' equity....................................            5,427
                                                                   ------
Total liabilities and stockholders' liability...........          $19,595
                                                                   ======
Net interest income.....................................                               $ 91
                                                                                        ===
Interest rate spread (2)................................                                                  1.00%
Net yield on interest-earning assets(3).................                                                  2.49%
Ratio of average interest-earnings assets to
 average interest-bearing liabilities...................                                                149.65%

--------------
(1) Interest income and expense are for the period that banking operations were in effect.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Average yields are computed using annualized interest income and expense for the periods.

Liquidity and Interest Rate Sensitivity

         The primary objective of asset/liability management is to ensure the steady growth of the Company and the Bank's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these rate swings, management will endeavor to structure the Company and the Bank's balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitutes interest rate sensitivity.

         The   measurement  of  the  Company's  and  the  Bank's  interest  rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. The interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest-rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

         The following table sets forth the amount of the Company and the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1998 which are expected to mature or reprice in each of the time periods shown (in thousands):

                                        Less than                                Over
                                         1 year             1-5 years         5 Years               Total
                                   -----------------  -----------------  -----------------   ---------------
Interest-earning assets:
  Loans receivable                      $   2,852         $      200         $    1,480          $   4,532
  Investment securities                       982              2,508              9,661             13,151
  Other interest-earning
    assets                                  5,616                 --                 --              5,616
                                         --------           --------           --------           --------
  Total interest-earning
    assets                                  9,450              2,708             11,141             23,299
                                         ========           ========           ========           ========

Interest-bearing liabilities
  NOW accounts                           $  2,146          $      --         $       --          $   2,146
  Money market accounts                     5,409                 --                 --              5,409
  Savings accounts                          1,270                 --                 --              1,270
  Certificates of deposit                   3,287              1,103                 --              4,390
  Other interest-bearing
    liabilities                                --              5,000                 --              5,000
                                          -------           --------           --------           --------
  Total interest-bearing
    liabilities                          $ 12,112          $   6,103         $       --          $  18,215
                                          =======           ========           ========           ========

Excess interest-earning
  assets (liabilities)                   $ (2,662)         $  (3,395)        $   11,141
                                          =======           ========           ========
Cumulative interest-
  earning assets                         $  9,450          $  12,158         $   23,299
Cumulative interest-
  bearing liabilities                      12,112             18,215             18,215
                                          -------           --------           --------
Cumulative gap                           $ (2,662)         $  (6,057)        $    5,084
                                          =======           ========           ========
Cumulative interest rate
  sensitivity ratio (1)                     (0.78)             (0.67)              1.28
                                         ========           ========           ========

----------------------------
(1) Cumulative interest-earning assets divided by cumulative interest-bearing liabilities.

         Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of interest rate sensitivity. The analysis of the Bank's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         As indicated by the above table, the Bank's interest-earning assets consist primarily of fixed rate, long-term loans while the Bank's interest-bearing liabilities consist primarily of variable rate short-term accounts. Since the interest-earning assets will mature more slowly than the interest-bearing liabilities, the net portfolio value and net interest income will tend to decrease during periods of rising interest rates, but will increase during periods of falling interest rates.

         Bank management will seek to improve the interest rate sensitivity of the Bank's loan portfolio. Bank management meets periodically to monitor and manage the structure of the Bank's balance sheet, control interest rate exposure, and evaluate pricing strategies for the Bank. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities could include call provisions, adjustable rate mortgages, residential construction lending and other short term products. The Bank intends to sell originations of long-term fixed rate mortgages that are not subject to rate adjustments within 15 years in the secondary market and portfolio rate sensitive products. All long-term fixed rate mortgages are underwritten in accordance with GNMA, FNMA or FHLMC requirements. At December 31, 1998, there were no long-term fixed rate mortgage loans classified as available for sale.

         In theory, interest rate risk can be diminished by maintaining a nominal level of interest rate sensitivity. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change, and the availability of funding sources. Bank management will generally attempt to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Bank.

Year 2000

         A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the Bank's operation. Data processing is also essential to most other financial institutions and many other companies. A third party service bureau provides the Bank with all of the material data processing that could be affected by this problem. The third party service bureau (the "service bureau") has advised the Bank that it is substantially compliant and it expects to resolve this potential problem before the year 2000. In this vein, the core application software vendor, whose products are used by the service bureau, has recently obtained ITAA*2000 certification, which indicates that the software has the core capabilities needed to handle the Year 2000 challenge. However, if the service bureau is unable to resolve all facets of this potential problem in time, we could likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on our financial condition and our results of operation. In order to determine the service bureau is year 2000 compliant, management must develop a test plan, which it intends to implement during the first half of 1999. Management is aware of the significance of the year 2000 issue and is presently working to define a comprehensive plan of action for year 2000. Management expects to incur additional operating expenses during 1999 relating to the designing and performing tests of the Bank's computer systems. Currently, the Bank estimates such costs will be approximately $10,000. Additionally, management is also addressing a contingency plan in the event any portion of the Bank's operations is adversely affected by year 2000 related processing errors.

         Successful and timely completion of the year 2000 plan is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress of testing plans and all vendors, suppliers and customer readiness.

Lending Activities

General

         The Bank anticipates that its lending activities will be primarily comprised of the origination of mortgage loans for the purpose of financing and refinancing one-to-four family residential properties and small business real estate loans. To a lesser extent, the Bank anticipates that it will originate home equity loans, construction loans (primarily for one-to-four family home construction for the borrower), commercial business loans and consumer loans. The types of loans the Bank will originate generally will be subject to federal and state law and regulation.

         The Bank's ability to originate loans is dependent upon the relative customer demand, which is affected by the current and expected future level of interest rates. Interest rates are affected by the demand for loans and the supply of money available for lending purposes and the rates offered by competitors. Among other things, these factors are, in turn, affected by economic conditions, monetary policies of the federal government, including the Federal Reserve, and legislative tax policies.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan and in percentage of the respective portfolio as of December 31, 1998.

                                                Amount               Percent
                                                ------               -------
Type of Loans:                             (In thousands)
Real Estate Loans:
  One- to-four family...................        $1,653                 36.47%
  Commercial real estate................           858                 18.93
  Home equity...........................           998                 22.02
Commercial..............................           163                  3.60
Consumer Loans..........................           860                 18.98
                                                 -----                ------
     Total..............................        $4,532                100.00%
                                                 =====                ======

Loan Maturity Tables

         The following table sets forth the contractual maturity of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totalled approximately $171,000 for the year ended December 31, 1998.

                                                                     Due after
                                                    Due within       1 through         Due after
                                                      1 year          5 years           5 years           Total
                                                      ------          -------           -------           -----
                                                                       (In thousands)

  One- to-four family......................           $   --            $  --           $1,653            $1,653
  Commercial real estate...................               --              115              743               858
  Home equity..............................              397              116              485               998
  Commercial ..............................               21                7              135               163
  Consumer.................................              715               77               68               860
                                                       -----             ----           ------            ------
Total amount due                                      $1,133             $315           $3,084            $4,532
                                                       =====              ===            =====             =====

         The following table sets forth dollar amount of all loans due after December 31, 1999, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                                              Floating or
                                                       Fixed Rates         Adjustable Rates            Total
                                                       -----------         ----------------            -----
                                                                            (In thousands)

One- to-four family........................               $  792                $   861                $1,653
Commercial real estate.....................                   --                    858                   858
Home equity................................                  601                     --                   601
Commercial.................................                  142                     --                   142
Consumer ..................................                  145                     --                   145
                                                           -----                  -----                 -----
         Total.............................               $1,680                $ 1,719                $3,399
                                                           =====                  =====                 =====

         One- to Four-Family Lending. The Bank's one- to four-family residential mortgage loans are secured by property located in the Bank's market area. The Bank generally originates one- to four-family residential mortgage loans in amounts up to 90% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Bank generally originates and retains fixed rate and adjustable rate loans for retention in its portfolio. A mortgage loan originated by the Bank, for owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 30 years. Non-owner occupied property, whether fixed rate or adjustable rate, can have a term of up to 25 years. Most mortgage products are held in portfolio and are serviced by the Bank. The Bank offers adjustable rate loans with fixed rate periods of up to 7 years, with principal and interest calculated using a maximum 30 year (owner occupied) or 25 year (non-owner occupied) amortization period. The Bank offers these loans with a fixed rate for the first seven years (three years for non-owner occupied) with repricing following every year after that initial fixed period. Adjustable rate loans limit the periodic interest rate adjustment and the minimum and maximum rates that may be charged over the term of the loan based on the type of loan.

         All of the Bank's residential mortgages include "due on sale" clauses, which are provisions giving the Bank the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Property appraisals on real estate securing the Bank's single-family residential loans are made by state certified and licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. At its discretion, the Bank obtains either title insurance policies or attorney's certificates of title, on all first mortgage real estate loans originated. In some instances, the Bank charges a fee equal to a percentage of the loan amount (commonly referred to as points).

         Construction Loans. The Bank originates loans to finance the construction of one- to four-family dwellings. Generally, the Bank only makes interim construction loans to individuals if it also makes the permanent mortgage loan on the property. Interim construction loans to builders generally have terms of up to one year and interest rates which are slightly higher than normal residential mortgage loans. These loans generally are adjustable rate loans.

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Commercial Real Estate Loans. The Bank's commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) in the Bank's market area. Permanent loans on commercial properties are generally originated in amounts up to 80% of the appraised value of the property. The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouse, church buildings and other non-residential buildings, most of which are located in the Bank's primary market area. Commercial real estate loans are generally made at rates which adjust above the treasury interest rate or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 25 years.


         Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern, in commercial and multi-family real estate lending, is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

         Commercial Business Loans. The Bank's commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. The Bank's commercial business loans are generally made to small and mid-sized companies located within the Bank's primary lending area. In most cases, the Bank requires additional collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan.

         Consumer. Regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. The Bank makes various types of secured and unsecured consumer loans including home equity lines of credit and automobile loans (new and used). Consumer loans generally have terms of three years to ten years, some of which are at fixed rates and some of which have rates that adjust periodically.

         Consumer loans are advantageous to the Bank because of their interest rate sensitivity, but they also involve more credit risk than residential mortgage loans because of the higher potential of defaults and the difficulties involved in disposing of the collateral, if any.

         Loan Approval Authority and Underwriting. The Bank establishes various lending limits for its officers and maintains a loan committee. The loan committee is comprised of the Chairman of the Board, the President, the Executive Loan Officer and two outside members of the Board of Directors. The President has authority to approve applications for mortgage loans up to $300,000, secured loans up to $200,000 and unsecured loans up to $125,000. The executive lending officer has authority to approve loans up to $250,000, depending upon the collateral secured. Additionally, the President, together with the executive loan officer has authority to approve applications for mortgage loans up to $400,000, secured loans up to $250,000 and unsecured loans up to $150,000. Personal banking officers generally have authority to approve loan applications between $5,000 and $75,000, depending upon the collateral secured. The loan committee considers all applications in excess of the above lending limits and the entire board of directors ratifies all such loans.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are processed by independent fee appraisers.

         Title insurance is generally required on all real estate mortgage loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property that is located in a flood zone.

         Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 45 days of the date of issuance. At December 31, 1998, commitments to cover originations of mortgage loans totalled $2,938,000.

Nonperforming and Problem Assets

         Loan Delinquencies. When a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If such payment is not received by month end, an additional notice of nonpayment is sent to the borrower. After 60 days, if payment is still delinquent, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated.

         Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 1998, the Bank had no nonperforming loans or problem assets.

         Classified Assets. OTS regulations provide for a classification system for problem assets of savings banks which covers all problem assets. Under this classification system, problem assets of savings banks such as the Bank are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

         When a savings bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings bank's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 1998, the Bank had no classified assets.

         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Bank's loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) known and inherent risks in the Bank's portfolio, (ii) adverse situations that may affect the borrower's ability to repay, (iii) the estimated value of any underlying collateral, and (iv) current economic conditions.

         The Bank monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers adequate for the inherent risk of loss in its loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Bank's determination of the amount of the allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance. Any increase in the loan loss allowance required by the OTS would have a negative impact on the Bank's earnings.

         At December 31, 1998, the following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Bank's use of the allowance to absorb losses in other loan categories.

                                                                    Percent of
                                                                     Loans in
                                                                       Each
                                                                    Category to
                                                      Amount        Total Loans
                                                      ------        -----------
                                                        (Dollars in thousands)
Type of Loans:
Real Estate Loans:
     One- to-four family....................           $19               36.47%
     Commercial real estate.................            27               18.93
     Home equity............................            31               22.02
Commercial..................................            18                3.60
Consumer....................................            13               18.98
                                                        --              ------
           Total............................           $99              100.00%
                                                        ==              ======

         At December 31, 1998, following table sets forth information with respect to the Bank's allowance for loan losses (dollars in thousands):


Total loans outstanding..............................                $4,532
                                                                      =====
Average loans outstanding............................                $1,676
                                                                      =====

Allowance balance (at October 26, 1998)..............             $      --
Provision:
Real estate loans....................................                    80
Commercial...........................................                    --
Consumer.............................................                    20
Charge-offs:
Real estate loans....................................                    --
Commercial...........................................                    --
Consumer (overdrafts)................................                   (1)
Recoveries:
Real estate loans....................................                    --
Commercial...........................................                    --
Consumer.............................................                    --
                                                                    -------
Allowance balances (at December 31, 1998)............              $     99
                                                                    =======
Allowance for loan losses as a percent of
total loans outstanding..............................                  2.18%
Net loans charged off as percent of average
loans outstanding....................................                   .06%

Investment Activities

         Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System." The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) the Bank's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) the Bank's projections as to the short-term demand for funds to be used in loan origination and other activities. The Bank classifies its investment securities as "available for sale" or "held to maturity" in accordance with SFAS No. 115. At December 31, 1998, the Bank's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities,
(v) banker's acceptances, (vi) certificates of deposit, (vii) federal funds, including FHLB overnight and term deposits, and (viii) investment grade corporate bonds, commercial paper and mortgage derivative products. The board of directors may authorize additional investments.

         To supplement lending activities, the Bank has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC and GNMA make up a majority of the pass-through certificates market.

         Securities Portfolio. At December 31, 1998, the following table sets forth the Bank's securities portfolio classified as available for sale (in thousands):


U.S. Government agency securities..........                         $ 5,719
Corporate securities.......................                           3,521
Mortgage-backed securities.................                           3,604
Equity securities..........................                             307
                                                                    -------
Total investment securities................                         $13,151
                                                                     ======

         The following table sets forth information regarding the scheduled maturities, carrying values, estimated fair values, and weighted average yields for the Bank's investments securities portfolio at December 31, 1998 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                            As of December 31, 1998
                       -----------------------------------------------------------------------------------------------------------
                            Within           More than           More than
                           One Year      One to Five Years   Five to Ten Years   More than Ten Years  Total Investment Securities
                      -----------------  -----------------   -----------------   -------------------  ---------------------------
                       Carrying Average  Carrying  Average  Carrying  Average     Carrying Average    Carrying   Average   Market
                         Value   Yield     Value    Yield    Value    Yield        Value   Yield       Value     Yield     Value
                      -------- -------  --------- --------- --------  ------- ------------ ------- ----------- -------- ---------
                                                            (Dollars in thousands)
U.S. government
agency securities.....   $  --      --%     $2,002   5.81%   $3,717     6.32%    $   --         --%    $ 5,719     6.14%   $ 5,719
Corporate securities..      --      --         506   6.27        --       --      3,015       5.47       3,521     5.58      3,521
Mortgage-backed
securities............      --      --         --      --       514     7.50      3,090       6.85       3,604     6.94      3,604
Equity securities.....     307    5.62         --      --        --       --         --         --         307     5.62        307
                         -----             -------           ------              ------                -------             -------
   Total investment...   $ 307    5.62%     $2,508   5.90%   $4,231     6.46%    $6,105       6.17%    $13,151     6.20%   $13,151
                          ====    ====       =====   ====    ======     ====      =====                =======             =======


Sources of Funds

         Deposits are the Bank's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment securities and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a selection of deposit instruments including checking and savings accounts, money market accounts, and term certificate accounts. IRA accounts and NOW accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate.

         The interest rates paid by the Bank on deposits are set at the direction of its senior management. Interest rates are determined based on the Bank's liquidity requirements, interest rates paid by its competitors, and its growth goals and applicable regulatory restrictions and requirements. At December 31, 1998, the Bank had no brokered deposits and its deposits were represented by the following types of savings programs.

         Deposit Rate. The following table sets forth the distribution of the Bank's average balance of deposit accounts at December 31, 1998 and the weighted average nominal interest rates on each category of deposit presented.

                                                                       Weighted
                                                        Percent of     Average
                                       Average             Total       Nominal
                                       Balance           Deposits       Rate
                                       -------           --------       ----
                                                 (Dollars in thousands)
Checking accounts...............       $ 2,064            17.58%        1.64%
Money market deposit accounts...         3,395            28.91         4.96
Passbook and regular savings....         1,521            12.95         3.47
Certificates of deposit.........         4,763            40.56         5.77
                                        ------           ------         ----
         Total deposits.........       $11,743           100.00%        4.47%
                                        ======           ======         ====

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.


                                              Certificates
Maturity Period                               of Deposits
---------------                               -----------
                                             (In thousands)
Within three months                                $407
Three through six months                            166
Six through twelve months                           101
Over twelve months                                  100
                                                    ---
                                                   $774
                                                   ====

         Borrowings. The Bank may obtain advances (borrowings) from the FHLB of Pittsburgh to supplement its supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Bank's stock in the FHLB of Pittsburgh, a portion of the Bank's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Bank may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

Employees

         At December 31, 1998 the Bank had 13 full-time and 3 part-time employees. The employees of the Bank perform clerical work for the Company from time to time; otherwise, the Company has no employees other than its officers. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         As a member of the SAIF, the Bank pays an insurance premium to the FDIC. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The deposit insurance assessment for most SAIF members is .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Loans to One Borrower. The maximum amount of loans which the Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of the Bank's unimpaired capital and unimpaired surplus. The Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. The Bank significantly exceeds all minimum regulatory capital requirements. Additionally, in accordance with the FDIC approval order for Federal Deposit Insurance, the Bank must maintain a ratio of Tier 1 capital to average assets of at least 8% for a period of three years, from October 26, 1998. At December 31, 1998, the Bank's Tier 1 ratio was 31.6%.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the
Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. The OTS has recently revised this rule to allow certain institutions to make capital distributions without filing an application or notice with the OTS; however, the revised rule will not take effect until April 1, 1999. As of December 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus goodwill and other intangible assets, property used by the institution in conducting its business and liquid assets in an amount not exceeding 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. An association must be in compliance with the QTL test on a monthly basis in nine out of every twelve months.

         Federal  Home  Loan  Bank  System.  The Bank is a member of the FHLB of
Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations or 5% of its outstanding borrowings to the FHLB of Pittsburgh, at the beginning of each year.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1998, the Bank was in compliance with these Federal Reserve Board requirements through its accounts at the FHLB.

Item 2. Description of Property
-------------------------------

(a)      Property.

         The Bank operates from its main office and one branch office.


                                        Leased or             Year Leased
Location                                  Owned               or Acquired
--------                                  -----               -----------

(main office)
116 East College Avenue                   Leased                  1998
State College, Pennsylvania
(branch office)
1276 North Atherton Street                Leased                  1998
State College, Pennsylvania

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business -
Lending Activities and - Regulation of the Bank."

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings
-------------------------

         None.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II


Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

Common Stock Price Range and Dividends Paid

         The Company's Common Stock is traded on the over-the counter electronic bulletin board under the symbol "NTNY"). The Company's stock began trading on October 26, 1998. The high and low sales prices for October 26, 1998 through December 31, 1998 was $12.00 and $10.25, respectively. There were no dividends paid in 1998. At February 28, 1998, the Company has approximately 424 shareholders of record. This does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms. See "Business - Business of the Company" for a description of the Company's ability to pay dividends.

Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         Refer to "Plan of Operations."

Item  7.  Financial Statements
------------------------------












                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



Board of Directors and Stockholders
Nittany Financial Corp.

We have audited the accompanying consolidated balance sheet of Nittany Financial Corp. and subsidiary, as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 1998 and for the period from October 9, 1997, the date of inception, to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nittany Financial Corp. and subsidiary as of December 31, 1998 and 1997, the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from October 9, 1997, the date of inception, to December 31, 1997, in conformity with generally accepted accounting principles.



/s/S.R. Snodgrass, A.C.

Wexford, PA
April 12, 1999

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                                              December 31,
                                                                                       1998                1997
                                                                                 ------------------  -----------------
ASSETS
     Cash and due from banks                                                   $           307,443  $             660
     Interest-bearing deposits with other banks                                          5,621,800             28,789
     Investment securities available for sale                                           13,150,768                  -
     Loans receivable (net of allowance for loan losses
       of $98,988)                                                                       4,424,132                  -
     Premises and equipment                                                                126,160                  -
     Intangible assets                                                                     941,886                  -
     Accrued interest and other assets                                                     218,394             70,000
                                                                                 ------------------  -----------------

             TOTAL ASSETS                                                      $        24,790,583  $          99,449
                                                                                 ==================  =================

LIABILITIES
     Deposits:
         Noninterest-bearing demand                                            $           777,400  $               -
         Interest-bearing demand                                                         2,146,171                  -
         Money market                                                                    5,409,434                  -
         Savings                                                                         1,269,834                  -
         Time                                                                            4,389,545                  -
                                                                                 ------------------  -----------------
            Total deposits                                                              13,992,384                  -
     FHLB advance                                                                        5,000,000                  -
     Commitment to purchase investment security                                            500,000                  -
     Accrued interest payable and other liabilities                                        144,546            125,226
                                                                                 ------------------  -----------------

             TOTAL LIABILITIES                                                          19,636,930            125,226
                                                                                 ------------------  -----------------

STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized; none issued                                                                   -                  -
     Common stock, $.10 par value; 10,000,000 shares
       authorized; 577,436 issued and outstanding                                           57,744                  -
     Additional paid-in capital                                                          5,652,145                  -
     Retained deficit                                                                     (525,650)           (25,777)
     Net unrealized loss on securities                                                     (30,586)                 -
                                                                                 ------------------  -----------------

             TOTAL STOCKHOLDERS' EQUITY                                                  5,153,653            (25,777)
                                                                                 ------------------  -----------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $        24,790,583  $          99,449
                                                                                 ==================  =================

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                                       Period From
                                                                                                    October 9, 1997,
                                                                                                      the Date of
                                                                                  Year Ended         Inception, to
                                                                                 December 31,         December 31,
                                                                                     1998                 1997
                                                                               ------------------  -------------------
INTEREST AND DIVIDEND INCOME
     Loans, including fees                                                     $          25,301   $                -
     Interest-bearing deposits with other banks                                          100,474                  295
     Investment securities                                                                61,029                    -
                                                                               ------------------  -------------------
             Total interest and dividend income                                          186,804                  295
                                                                               ------------------  -------------------

INTEREST EXPENSE
     Deposits                                                                             88,535                    -
     FHLB advance                                                                          6,105                    -
                                                                               ------------------  -------------------
             Total interest expense                                                       94,640                    -
                                                                               ------------------  -------------------

NET INTEREST INCOME                                                                       92,164                  295

Provision for loan losses                                                                100,000                    -
                                                                               ------------------  -------------------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                                            (7,836)                 295
                                                                               ------------------  -------------------

NONINTEREST INCOME
     Service fees on deposit accounts                                                     13,120                    -
                                                                               ------------------  -------------------
             Total noninterest income                                                     13,120                    -
                                                                               ------------------  -------------------

NONINTEREST EXPENSE
     Compensation and employee benefits                                                  194,129               19,749
     Occupancy and equipment                                                              46,961                    -
     Data processing                                                                      17,178                    -
     Other                                                                               246,889                 6,323
                                                                               ------------------  -------------------
             Total noninterest expense                                                   505,157               26,072
                                                                               ------------------  -------------------
Loss before income taxes                                                                (499,873)             (25,777)
Income taxes                                                                                   -                    -
                                                                               ------------------  -------------------

NET LOSS                                                                       $        (499,873)  $          (25,777)
                                                                               ==================  ===================

LOSS PER SHARE                                                                 $           (3.62)  $                -

WEIGHTED-AVERAGE SHARES OUTSTANDING                                                      138,049                    -





See accompanying notes to the consolidated financial statements.

                            NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                  Net
                                                                      Additional               Unrealized   Total
                                                            Common     Paid-in     Retained     Loss on  Stockholders' Comprehensive
                                                            Stock      Capital     Deficit     Securities   Equity         Loss
                                                           -------   -----------  ----------- ----------- ------------- ------------

Balance, October 9, 1997, date of inception              $      -   $         -   $        -   $       -  $          -

Net loss                                                                             (25,777)                  (25,777) $  (25,777)
                                                           -------   -----------  -----------  ---------  ------------  ==========

Balance, December 31, 1997                                      -             -      (25,777)          -       (25,777)

Net loss                                                                            (499,873)                 (499,873)   (499,873)
Other comprehensive loss:
    Unrealized loss on available for sale securities                                             (30,586)      (30,586)    (30,586)
                                                                                                                        ----------
Comprehensive loss                                                                                                      $ (530,459)
                                                                                                                        ==========
Sale of 29,998 shares of common stock to
  company organizers                                        3,000       296,980                                299,980
Sale of 537,438 shares of common stock, issued
  October 26, 1998, net of offering costs                  53,744     5,256,165                              5,309,909
Issuance of 10,000 shares of common stock in
  settlement of branch office acquisitions                  1,000        99,000                                100,000
                                                           -------   -----------  -----------  ---------  ------------

Balance, December 31, 1998                               $ 57,744   $ 5,652,145   $  (525,650) $ (30,586) $  5,153,653
                                                           =======   ===========  ===========  =========  ============






See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                       Period From
                                                                                                     October 9, 1997,
                                                                                                       the Date of
                                                                                    Year Ended        Inception, to
                                                                                   December 31,        December 31,
                                                                                       1998                1997
                                                                                 -----------------   -----------------
OPERATING ACTIVITIES
     Net loss                                                                  $         (499,873)  $         (25,777)
     Adjustments to reconcile net loss to
       net cash used for operating activities:
         Provision for loan losses                                                        100,000                   -
         Depreciation, amortization, and accretion, net                                    15,567                   -
         Increase in accrued interest receivable                                         (165,446)                  -
         Increase in accrued interest payable                                              94,345                   -
         Other, net                                                                       (57,973)              5,226
                                                                                 -----------------   -----------------
         Net cash used for operating activities                                          (513,380)            (20,551)
                                                                                 -----------------   -----------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                                    (12,740,623)                  -
         Repayments                                                                        55,616                   -
     Net increase in loans receivable                                                  (3,829,403)                  -
     Branch office acquisitions:
         Purchase of loans                                                               (694,729)                  -
         Purchase of premises and equipment                                               (28,862)                  -
         Net deposit proceeds                                                           9,326,707                   -
     Purchase of premises and equipment                                                  (101,304)                  -
                                                                                 -----------------   -----------------
         Net cash used for investing activities                                        (8,012,598)                  -
                                                                                 -----------------   -----------------

FINANCING ACTIVITIES
     Net increase in deposits                                                           3,815,883                   -
     Proceeds from FHLB advance                                                         5,000,000                   -
     Advances from organizers                                                                   -              50,000
     Net proceeds from sale of common stock                                             5,609,889                   -
                                                                                 -----------------   -----------------
         Net cash provided by financing activities                                     14,425,772              50,000
                                                                                 -----------------   -----------------

         Increase in cash and cash equivalents                                          5,899,794              29,449

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           29,449                   -
                                                                                 -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $        5,929,243   $           29,449
                                                                                 =================   =================

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
         Interest on deposits and borrowings                                   $           61,827   $               -






See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation
----------------------------------------------

Nittany Financial Corp. (the "Company") began the formation process on October 9, 1997, and was incorporated under the laws of the State of Pennsylvania on December 8, 1997, for the purpose of becoming a unitary savings and loan holding company that would own all of the outstanding shares of common stock of Nittany Bank (the "Bank") a federal stock savings bank. The Company's business is conducted by its wholly-owned subsidiary, the Bank, which is located in State College, Pennsylvania. The Bank's principal sources of revenue emanate from interest earnings on its investment securities and loan portfolios. The Company and the Bank are subject to regulation and supervision by the Office of Thrift Supervision.

Prior to October 26, 1998, the date the Company commenced its banking operations, the Company's operations were limited to in-formation procedures; raising capital, recruiting officers and staff, obtaining a banking facility, and working towards obtainment of regulatory approval. Since the Company's planned principal operations had not yet commenced, no significant revenue was derived therefrom.

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiary, the Bank. All intercompany transactions have been eliminated in consolidation. The investment in subsidiary on the parent company's financial statements is carried at the parent company's equity in the underlying net assets.

The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles and with general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Investment Securities
---------------------

Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using a method which approximates a level yield and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses on available for sale securities are reported as a separate component of stockholders' equity, net of tax, until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank (the "FHLB") represents ownership in an institution which is wholly-owned by other financial institutions. This equity security is accounted for at cost.

Loans Receivable
----------------

Loans receivable are stated at their unpaid principal amounts, net of the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method. Interest accrued on loans more than 90 days delinquent is generally offset by a reserve for uncollected interest and is not recognized as income.

The accrual of interest is generally discontinued when management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest is charged against income. Interest received on nonaccrual loans is either applied to principal or reported as interest income, according to management's judgment as to the collectibility of principal.

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans.

Allowance for Loan Losses
-------------------------

The allowance for loan losses represents the amount which management estimates is adequate to provide for potential losses in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based on management's evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant changes in the near term.

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Management considers an insignificant delay, which is defined as less than 90 days by the Company, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All commercial and commercial real estate loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Impaired loans, or portions thereof, are charged off when it is determined that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income.

Premises and Equipment
----------------------

Premises, leasehold improvements, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

Federal Income Taxes
--------------------

Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with these temporary differences such as the tax operating loss carryforward, will be realized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur in the near term.

Comprehensive Income (Loss)
---------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements for all periods presented. The Company has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.

Loss Per Share
--------------

The Company currently maintains a simple capital structure; therefore, there are no dilutive effects on the loss per share. As such, loss per share computations are based upon the weighted number of shares outstanding for the period since the initial issuance of common stock began on February 18, 1998, to December 31, 1998.

Intangible Assets
-----------------

Intangible assets are comprised exclusively of goodwill resulting from the branch office acquisitions in 1998. Goodwill is amortized using the straight-line method over a 20-year period. Annual assessments of the carrying values and remaining amortization periods of the goodwill are made to determine possible carrying value impairment and appropriate adjustments as deemed necessary.

Organizational and Start-up Activity Costs
------------------------------------------

Effective for fiscal years beginning after December 15, 1998, AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP")
requires entities to expense costs of such start-up and organizational activities as incurred. The Company has elected early adoption of this SOP and implemented it, effective January 1, 1998. Accordingly, only those costs of organization associated with the initial stock offering ("IPO"), which were net against the IPO proceeds, were not expensed.

Advances From Organizers
------------------------

In 1997, one of the organizers of the Company advanced $50,000 to the Company to cover organizational costs incurred during the months leading up to the Company formally organizing and authorizing the issuance of common stock to meet anticipated funding needs. During 1998, this organizer received common stock amounting to 5,000 shares, at $10.00 per share, in lieu of reimbursement for funds advanced. The funds advanced earned no interest.

Cash Flow Information
---------------------

Cash equivalents include amounts due from banks and interest-bearing deposits with banks that have original maturities of 90 days or less.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. Statement No. 133 precludes a held to maturity security from being designated as a hedged item; however, at the date of initial application of this Statement, an entity is permitted to transfer any held to maturity security into the available for sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This Statement applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of this Statement.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP, which is effective for fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company will adopt SOP 98-1 in the first quarter of 1999 and does not believe the effect of adoption will be material.

2.    INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities available for sale are summarized as follows:

                                                                            1998
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
                                               Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
U.S. Government agency
  securities                          $         5,716,790 $            4,048 $           (1,654) $        5,719,184
Corporate securities                            3,533,210              1,322            (13,295)          3,521,237
Mortgage-backed securities                      3,624,154                  -            (21,007)          3,603,147
                                         -----------------  -----------------   -----------------  -----------------
     Total debt securities                     12,874,154              5,370            (35,956)         12,843,568
Equity securities                                 307,200                  -                  -             307,200
                                         -----------------  -----------------   -----------------  -----------------

               Total                  $        13,181,354 $            5,370 $          (35,956) $       13,150,768
                                         =================  =================   =================  =================

The amortized cost and estimated market value of investments in debt securities available for sale by contractual maturity are shown below.

                                                                                                     Estimated
                                                                                   Amortized            Market
                                                                                      Cost              Value
                                                                                -----------------  -----------------

Due after one year through five years                                        $         2,506,934 $        2,508,650
Due after five years through ten years                                                 4,228,985          4,229,802
Due after ten years                                                                    6,138,235          6,105,116
                                                                                -----------------  -----------------

                 Total                                                       $        12,874,154 $       12,843,568
                                                                                =================  =================

Investment securities available for sale with a carrying value of $7,554,427 at December 31, 1998, were pledged to secure public deposits and other purposes as required by law.

3.    LOANS RECEIVABLE

Loans receivable consists of the following at December 31:

                                                                                      1998
                                                                                -----------------
Real estate loans:
     Residential                                                             $         1,653,004
     Home equity                                                                         997,740
     Commercial                                                                          858,000
Commercial                                                                               163,122
Consumer loans                                                                           860,406
                                                                                -----------------
                                                                                       4,532,272
Less:
     Deferred loan fees, net                                                               9,152
     Allowance for loan losses                                                            98,988
                                                                                -----------------

                    Total                                                    $         4,424,132
                                                                                =================

     Aggregate loans of $60,000 or more extended to executive officers, directors, and corporations in which they are beneficially interested as stockholders, executive officers, or directors were $239,470 at December 31, 1998. An analysis of these related party loans follows:

          1997            Additions           Repayments            1998
    -----------------  -----------------   -----------------  -----------------

 $                 -   $         239,470   $              -  $          239,470

The Company's primary business activity is with customers located within its local trade area. Residential, consumer, and commercial loans are granted. At year end 1998, a single commercial real estate loan for approximately $743,000 or 16.4 percent of the Company's total loan portfolio represented the only concentration exceeding ten percent. Although the Company has a diversified loan portfolio at December 31, 1998, the repayment of these loans is dependent upon the local economic conditions in its immediate trade area.

4.    ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the year ended December 31, 1998, is as follows:

     Balance, January 1                                    $                 -
     Add provisions charged to operations                              100,000
     Less loans charged off                                              1,012
                                                              -----------------

     Balance, December 31                                  $            98,988
                                                              =================

5.    PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                    1998
                                                              -----------------

     Leasehold improvements                                $            34,863
     Furniture and equipment                                            95,303
                                                              -----------------
                                                                       130,166
     Less accumulated depreciation and amortization                      4,006
                                                              -----------------

                    Total                                  $           126,160
                                                              =================

Depreciation and amortization expense for the year ended December 31, 1998, was $4,006.

6.    FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the FHLB System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh, at cost, in an amount not less than the greater of one percent of its outstanding home loans or five percent of its outstanding notes payable to the FHLB of Pittsburgh as calculated at December 31, of each year.

7.    DEPOSITS

Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $773,786 at December 31, 1998. Deposits in excess of $100,000 are not federally insured.

The scheduled maturities of time certificates of deposit as of December 31, 1998, are as follows:

     Within one year                                         $        3,286,958
     Beyond one year but within two years                               811,685
     Beyond two years but within three years                            226,676
     Beyond three years but within five years                            64,226
                                                               -----------------

          Total                                              $        4,389,545
                                                               =================

In the normal course of business, deposit relationships have been established with directors, executive officers, and their associates. Deposits of related parties amounted to $1,810,000 or 12.9 percent of the Company's total deposits as of December 31, 1998. Management believes liquidity is adequate to compensate for these deposit levels.

8.    FHLB ADVANCE

On December 22, 1998, the Bank entered into a five-year "Convertible Select" fixed commitment advance arrangement for $5,000,000 with the Federal Home Loan Bank of Pittsburgh at an interest rate of 4.32 percent. The rate may be reset at the FHLB's discretion on a quarterly basis, after June 22, 1999, based on the three-month LIBOR rate. At each rate change, the Bank may exercise a put option and satisfy the obligation without penalty.

The Bank has the capability to borrow additional funds through a multi-line credit arrangement with the FHLB. The FHLB credit arrangements typically are subject to annual renewal and are secured by a blanket security agreement on certain investment securities, qualifying residential mortgages, and the Bank's investment in FHLB stock. As of December 31, 1998, the Bank's maximum borrowing capacity with the FHLB was $7.0 million.

9.    OTHER EXPENSES

The following is an analysis of other expenses:

                                                                                      1998               1997
                                                                                -----------------  -----------------

     Professional fees                                                       $           115,675 $                -
     Stationery, printing, supplies, and postage                                          59,413                  -
     Amortization of intangible assets                                                     7,908                  -
     Other                                                                                63,893              6,323
                                                                                -----------------  -----------------

               Total                                                         $           246,889 $            6,323
                                                                                =================  =================

Malizia, Spidi, Sloane & Fisch, P.C., attorneys at law, are and will continue providing legal and consulting services to the Company and the Bank. An individual that is an organizer, Board member, and shareholder of the Company is a principal of Malizia, Spidi, Sloane & Fisch, P.C. For the year ended December 31, 1998, the Company paid approximately $38,000 in legal fees to this firm.

10.      INCOME TAXES

The components of income taxes for the years ended December 31, are summarized as follows:

                                                                                      1998               1997
                                                                                -----------------  -----------------

     Current payable:
         Federal                                                             $                 - $                -
         State                                                                                 -                  -
                                                                                 -----------------  -----------------
                                                                                               -                  -

     Deferred taxes                                                                      229,071              8,764
     Adjustment to valuation allowance for deferred tax assets                          (229,071)            (8,764)
                                                                                -----------------  -----------------

                         Total                                               $                 - $                -
                                                                                =================  =================

The following temporary differences gave rise to the net deferred tax assets:

                                                                                      1998               1997
                                                                                -----------------  -----------------
Deferred tax assets:
     Net unrealized loss on securities                                          $         10,400   $              -
     Allowance for loan losses                                                            31,574                  -
     Organization costs                                                                   66,063              8,764
     Net operating loss carryforward                                                     140,800                  -
                                                                                -----------------  -----------------
                    Total gross deferred tax assets                                      248,837              8,764
                    Less valuation allowance                                             248,235              8,764
                                                                                -----------------  -----------------
                          Deferred tax assets after allowance                                602                  -
                                                                                -----------------  -----------------

Deferred tax liabilities:
     Premises and equipment                                                                  378                  -
     Loan origination costs                                                                  224                  -
                                                                                -----------------  -----------------
                    Total gross deferred tax liabilities                                     602                  -
                                                                                -----------------  -----------------

                          Net deferred tax assets                               $              -   $              -
                                                                                =================  =================

The Company represents an entity that has been in existence for less than two years and has accumulated a net operating loss since its inception. As such, management has established a valuation allowance for its deferred tax assets, primarily the accumulated future tax benefits attributed to the operating loss carryforward and loan loss provisions since it is more likely than not that realization of these deferred assets cannot be fully supported at December 31, 1998 and 1997.

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

                                                      1998                                     1997
                                      -------------------------------------     ------------------------------------
                                                               % of                                      % of
                                                              Pre-tax                                  Pre-tax
                                           Amount             Income                 Amount             Income
                                      -----------------  ------------------     -----------------  -----------------

Provision at statutory rate           $      (169,957)                34.0%     $         (8,764)              34.0%
State income tax benefit,
  net of federal tax                          (39,722)                 7.9                     -                  -
Adjustment of valuation
  allowance for deferred
  tax assets                                  229,071                (45.8)                8,764              (34.0)
Other, net                                    (19,392)                 3.9                     -                  -
                                       -----------------  ------------------     -----------------  -----------------

Actual tax expense
   and effective rate                 $             -                    -%     $              -                  -%
                                      =================  ==================     =================  =================

The Bank is subject to the Pennsylvania Mutual Thrift Institution's tax which is calculated at 11.5 percent of earnings based on generally accepted accounting principles with certain adjustments. At December 31, 1998, the Bank has available a net operating loss carryforward of $466,000 for state tax purposes. If unused, the carry-forward will expire 2001.

At  December  31,  1998,   the  Company  has  available  a  net  operating  loss
carryforward of $297,000 for federal income tax purposes. If unused, the carryforwards will expire 2018. The Company also has available a net operating loss carryforward of $66,000 for state income tax purposes which will expire 2008.

11.   COMMITMENTS

In the normal course of business, the Company makes various commitments which are not reflected in the accompanying consolidated financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary. Commitments generally have fixed expiration dates within one year of their origination.

The off-balance sheet commitments were comprised of the following:

                                                                   1998
                                                             -----------------
     Commitments to extend credit:
           Fixed rate                                     $           611,700
           Variable rate                                            2,326,000
                                                             -----------------

                    Total                                 $         2,937,700
                                                             =================

The range of interest rates on fixed rate loan  commitments  was 7.00 percent to
9.74 percent at December 31, 1998.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available personal lines of credit and loans approved but not yet funded. Fees from the issuance of the credit lines are generally recognized over the period of maturity.

The Company is committed under two noncancellable operating leases for both of the Bank's office facilities with remaining terms through 2007. At December 31, 1998, the minimum rental commitments under these leases are as follows:

                                             1999         $          127,962
                                             2000                    127,962
                                             2001                    127,962
                                             2002                    127,962
                                             2003                    127,962
                                          Thereafter                 372,571
                                                            -----------------

                                                  Total   $        1,012,381
                                                            =================

Occupancy and equipment expenses include rental expenditures of $34,701 for 1998.

12.   REGULATORY MATTERS

Dividend Restrictions
---------------------

The Bank is subject to a dividend restriction which generally limits the amount of dividends that can be paid by an OTS-chartered bank. OTS regulations require the Bank to give the OTS 30 days notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends by the Bank to the Company.

Regulatory Capital Requirements
-------------------------------

The Company, on a consolidated basis, is subject to various regulatory capital requirements administered by the federal banking agencies. The Office of Thrift Supervision sets forth capital standards applicable to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Capital adequacy guidelines involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, Risk-weightings, and other factors.

Quantitative measures established by the regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I Capital (as defined in the regulations) to Risk-weighted Assets, and of Tangible and Core Capital (as defined in the regulations) to Adjusted Assets (as defined). Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the appropriate regulatory authorities categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum Tangible, Core, and Risk-based ratios. There have been no conditions or events since that notification that management believes have changed the Company's or the Bank's category.

The following table reconciles the Company's capital under generally accepted accounting principles to OTS regulatory capital:
                                                                  1998
                                                            -----------------

     Total stockholder's equity                          $         5,153,653
     Unrealized loss on securities                                    30,586
     Intangible asset                                               (941,886)
                                                            -----------------

     Tier I, core, and tangible capital                            4,242,353
     Allowance for loan losses                                        98,988
                                                            -----------------

     Total risk-based capital                            $         4,341,341
                                                            =================

The consolidated capital position of the Company does not materially differ from the Bank's; therefore, the following table sets forth the Company's capital position and minimum requirements as of December 31, 1998:

                                                                                   Amount              Ratio
                                                                              ------------------  -----------------
Total Capital (to Risk-weighted Assets)
---------------------------------------

Actual                                                                      $         4,341,341                 32.3 %
For Capital Adequacy Purposes                                                         1,074,640                  8.0
To Be Well Capitalized                                                                1,343,300                 10.0


Tier I Capital (to Risk-weighted Assets)
----------------------------------------

Actual                                                                      $         4,242,353                 31.6 %
For Capital Adequacy Purposes                                                           537,320                  4.0
To Be Well Capitalized                                                                  805,980                  6.0


Core Capital (to Adjusted Assets)
---------------------------------

Actual                                                                      $         4,242,353                 18.7 %
FDIC Denovo Capital Required                                                          1,812,517                  8.0
For Capital Adequacy Purposes                                                           679,694                  3.0
To Be Well Capitalized                                                                1,132,823                  5.0


Tangible Capital (to Adjusted Assets)
-------------------------------------

Actual                                                                      $         4,242,353                 18.7 %
For Capital Adequacy Purposes                                                           339,847                  1.5
To Be Well Capitalized                                                                 N/A                       N/A

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 1998, are as follows:

                                                                                    Carrying             Fair
                                                                                     Value              Value
                                                                                -----------------  -----------------
Financial assets:
     Cash and due from banks and interest-bearing
        deposits with other banks                                            $         5,929,243 $        5,929,243
     Investment securities available for sale                                         13,150,768         13,150,768
     Loans receivable                                                                  4,424,132          4,496,056
     Accrued interest receivable                                                         165,446            165,446
                                                                                -----------------  -----------------

        Total                                                                $        23,669,589 $       23,741,513
                                                                                =================  =================

Financial liabilities:
     Deposits                                                                $        13,992,384 $       14,020,930
     FHLB advance                                                                      5,000,000          5,000,000
     Accrued interest payable                                                             94,345             94,345
                                                                                -----------------  -----------------

         Total                                                               $        19,086,729 $       19,115,275
                                                                                =================  =================


Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract which creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

If no readily available market exists, the fair value estimates for financial instruments are based upon management's judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

As certain assets, such as deferred tax assets and premises and equipment, are not considered financial instruments, the estimated fair value of financial instruments would not represent the full value of the Company.

The Company employed estimates using discounted cash flows in determining the estimated fair value of financial instruments for which quoted market prices were not available based upon the following assumptions:

Cash and Due from Banks,  Interest-bearing  Deposits  with Other Banks,  Accrued
--------------------------------------------------------------------------------
Interest Receivable, and Accrued Interest Payable
-------------------------------------------------

The fair value is equal to the current carrying value.

Investment Securities Available for Sale
----------------------------------------

The fair value of investment securities available for sale is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans Receivable, Deposits, and FHLB Advance
--------------------------------------------

The fair value of loans is estimated using discounted contractual cash flows generated using prepayment estimates. Discount rates are based upon current market rates generally being offered for new loan originations with similar credit and payment characteristics. Savings, checking, and money market deposit accounts are valued at the amount payable on demand as of year end. Fair values for time deposits and the FHLB advance are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and borrowings of similar remaining maturities.

Commitments to Extend Credit
----------------------------

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 11.

14.      FORMATION CAPITALIZATION AND INITIAL PUBLIC OFFERING

Initial capitalization of the Company occurred through the subscription and issuance of common stock in a private placement which was exclusively offered to the organizers of the Company during the first quarter of 1998. A total of 29,998 shares, at an offering price of $10.00 per share, were issued and remain outstanding.

The Company issued 537,438 shares of common stock at $10.00 per share in the IPO completed in October 1998. The Company purchased all of the common stock issued by the Bank using proceeds received from the IPO. Total initial Bank capitalization was $5,425,000.

15.      BRANCH PURCHASE AND ASSUMPTION AGREEMENT

On March 24, 1998, the Company, through its organizers, entered into a Branch Purchase and Deposit Assumption Agreement (the "Agreement"), with First Commonwealth Financial Corp. ("FCFC"), for the acquisition of certain assets and the assumption of certain deposit liabilities related to FCFC's branch offices located at 116 East College Avenue and 1276 North Atherton Street, State College, Pennsylvania. The effective closing date of the transactions occurred on October 23, 1998, in conjunction with the initiation of banking operations.

Pursuant to the Agreement, the Company, through its subsidiary, the Bank: (i) assumed approximately $10.2 million of deposit liabilities; (ii) purchased, at book value, loans from these offices that are secured by deposit accounts and unsecured loans created by overdraft line arrangements with the customer; (iii) purchased, at book value, furniture, fixtures, equipment, and leasehold improvements owned by Commonwealth and located at each branch office; (iv) purchased the safe deposit box business conducted at the branches; (v) assumed the lease contracts for each office; and (vi) purchased all cash funds on hand at each office.

In consideration for the assumption of the deposit liabilities, the Company paid FCFC a deposit premium of ten percent. The premium was paid using cash (nine percent) and common stock of the Company (one percent).

16.   STOCK OPTION PLAN

The Company's Board of Directors adopted a Stock Option Plan (the "Plan"), subject to stockholder approval of the Plan. Pursuant to the Plan, up to 86,615 shares of common stock are to be reserved under the Company's authorized but unissued shares for issuance upon exercise of granted stock options by officers, directors, key employees, and other persons from time to time. On October 23, 1998, the Board authorized the granting of 82,500 stock options to officers, directors, and certain employees. The per share exercise price of a stock option shall be $10 per share which represents the fair market value of the stock at the completion of the initial public offering on October 23, 1998. The purpose of the Plan is to attract and retain qualified personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, key employees, and other persons in promoting the success of the business of the Company and the Bank. Options awarded to employees and officers become first exercisable at a rate of 25 percent and for non-employee directors at a rate of 33 1/3 percent annually, commencing on the date of grant. The Plan, which shall become effective upon the date of approval by the stockholders of the Company, provides for option terms of ten years, after which time no awards may be made.

17.   PARENT COMPANY

Following are condensed financial statements for Nittany Financial Corp.:

                             CONDENSED BALANCE SHEET


                                                                                     1998                  1997
                                                                              --------------------  --------------------

ASSETS
     Cash                                                                   $               9,327   $            29,449
     Investment in subsidiary bank                                                      4,930,945                     -
     Other assets                                                                         361,666                70,000
                                                                              --------------------  --------------------

TOTAL ASSETS                                                                $           5,301,938   $            99,449
                                                                              ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Other liabilities                                                      $             148,285   $           125,226
     Stockholders' equity                                                               5,153,653               (25,777)
                                                                              --------------------  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $           5,301,938   $            99,449
                                                                              ====================  ====================



                          CONDENSED STATEMENT OF INCOME

                                                                                                        Period From
                                                                                                     October 9, 1997,
                                                                                                        the Date of
                                                                                  Year Ended           Inception, to
                                                                                 December 31,          December 31,
                                                                                     1998                  1997
                                                                              --------------------  --------------------

INCOME                                                                      $              16,538   $               295

EXPENSES                                                                                  251,064                26,072
                                                                              --------------------  --------------------

Loss before equity in undistributed net loss of subsidiary                               (234,526)              (25,777)

Equity in undistributed net loss of subsidiary                                           (287,174)                    -
                                                                              --------------------  --------------------

NET LOSS                                                                    $            (521,700)  $           (25,777)
                                                                              ====================  ====================

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                                        Period From
                                                                                                     October 9, 1997,
                                                                                                        the Date of
                                                                                  Year Ended           Inception, to
                                                                                 December 31,          December 31,
                                                                                     1998                  1997
                                                                              --------------------  --------------------
OPERATING ACTIVITIES
     Net loss                                                               $            (521,700)  $           (25,777)

     Adjustments to reconcile net loss to
       net cash used for operating activities:
            Equity in undistributed net loss of subsidiary                                463,468                     -
            Other, net                                                                   (146,779)                5,226
                                                                              --------------------  --------------------
                     Net cash used for operating activities                              (205,011)              (20,551)
                                                                              --------------------  --------------------

INVESTING ACTIVITIES
     Initial capitalization of subsidiary bank                                         (5,425,000)                    -
                                                                              --------------------  --------------------
                     Net cash used for investing activities                            (5,425,000)                    -
                                                                              --------------------  --------------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                             5,609,889                     -
     Advances from organizers                                                                   -                50,000
                                                                              --------------------  --------------------
                     Net cash provided by financing activities                          5,609,889                50,000
                                                                              --------------------  --------------------

                  Decrease in cash                                                        (20,122)               29,449

CASH AT BEGINNING OF PERIOD                                                                29,449                     -
                                                                              --------------------  --------------------

CASH AT END OF PERIOD                                                       $               9,327   $            29,449
                                                                              ====================  ====================

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

         Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

         David K. Goodman,  Jr., is the President and Chief Executive Officer of
D. C. Goodman & Sons, Inc., a Huntingdon based contracting firm, which specializes in specialty construction for industry, institutions, and commercial customers in the fields of fire protection sprinkler systems, mechanical, and electrical contracting. Mr. Goodman is a member of the board of directors of Huntingdon County United Way, J. C. Blair Memorial Hospital, and Huntingdon County Business and Industry. He is also a member of the Trustee's Council of Juniata College. Mr. Goodman received his education at Juniata College and holds numerous professional memberships in fire protection and contracting organizations.

         William A. Jaffe, the President and owner of The Jaffe Group, a Human Resource Consultancy, headquartered in State College, Pennsylvania, which he established in January 1996. Previously, he was Compensation and Human Resource Practice Leader for the Mid-Atlantic Region of Alexander & Alexander Consulting Group. He received his Bachelor of Arts degree in journalism from the Pennsylvania State University and Masters of Science degree in Management from the University of Illinois. He is President of The Mount Nittany Conservancy and on the Executive Committee for the Nittany Lion Club, the Penn State College of Communications Alumni Society, and the Penn State Hillel Foundation. For two years, he served as the chair of the Camber of Business & Industry of Center County's Human Resource Committee. He is an alumnus of several Pennsylvania State University organizations, including Lions Paw, Skull and Bones Honor Society and The Daily Collegian. He was a board member of Acme and Chairman of its Government Relations Committee and an adjunct associate professor at The George Washington University from 1991 to 1995. In 1996, he was named a Penn State Alumni Fellow.

         Samuel J. Malizia is the Chairman of the Board of the Company and the Bank. Mr. Malizia is the managing partner of the law firm of Malizia, Spidi, Sloane & Fisch, P.C., a law firm headquartered in Washington, DC with a State College, Pennsylvania office. For over 18 years, Mr. Malizia has specialized in transactional, securities and regulatory matters for financial institutions and related entities. He received a Bachelor of Science Degree with Distinction in accounting from the Pennsylvania State University and a Juris Doctor Degree from the George Washington University. He served as Attorney Advisor to Special Trial Judge Francis Cantrel at the United States Tax Court and attended the Masters of Law in Taxation program at the Georgetown University. He was associate editor of the Tax Lawyer. He is a member of the Pennsylvania and District of Columbia bars, the U.S. Tax Court, U.S. Claims Court, U.S. Court of Appeals for the District of Columbia and a member of the Federal Bar Association and American Bar Association. He is an alumnus of several Pennsylvania State Universities organizations, including Lions Paw, Skull and Bones Honor Society, Beta Alpha Psi and Omicron Delta Kappa. He serves on the Board of Directors of the Lions Paw Alumni Society and the Mount Nittany Conservancy.

         J. Garry McShea has been owner and founder of the J.G. McShea Construction Company, Boalsburg, Pennsylvania since 1978. McShea Construction specializes in custom home construction, remodeling projects, commercial/residential rental properties and land development. Prior to this, Mr. McShea was employed by Certain Teed Corporation, Valley Forge, Pennsylvania, as a Residential Building Material Specialist. Mr. McShea is a past President and 22 year member of the Builders Association of Central Pennsylvania. He is a Director of the Tussey Mountain Ski Corporation and serves on the Harris Township Planning Commission. Mr. McShea received a Bachelor of Science Degree in Marketing from the Pennsylvania State University College of Business.

         Donald J. Musso is the founder of FinPro, Inc., a consulting and investment banking firm which specializes in providing advisory services nationally to the financial institutions industry. Mr. Musso has a Bachelor of Science in Finance from Villanova University and an MBA in Finance from Fairleigh Dickinson University. Mr. Musso's corporation has represented dozens of financial institutions nationally in connection with business plans, appraisals, asset liability management, strategic planning, branch acquisitions and de novo financial institutions. Prior to establishing FinPro, he had direct industry experience, having managed the Corporate Planning and Mergers and Acquisitions departments for Meritor Financial Group, a $20 billion dollar institution in Philadelphia. Prior to that, he was responsible for the banking, thrift and real estate consulting practice in New Jersey for DeLoitte, Haskins and Sells. He is also an instructor of strategic planning for the Stonier Graduate School of Banking.

         David Z. Richards, Jr. is President and CEO of the Company and the Bank. Mr. Richards was President and Chief Executive Officer of Mifflinburg Bank and Trust Company of Mifflinburg, Pennsylvania from 1991 until 1997. From 1978 until 1990, he served in various capacities, including Vice President and Financial Officer of The First National Bank of Danville, Pennsylvania. In 1997 he was appointed to the Executive Committee of the Pennsylvania Bankers Association, for which he has chaired and served on several committees. He formerly served as President of LUN Data Inc., a multi-owned data processing consortium. He is a graduate of Susquehanna University in Finance and The Stonier Graduate School of Banking.

         D. Michael Taylor is an architect, real estate developer and entrepreneur, who has resided in the State College area for more than 20 years. Mr. Taylor has a Masters of Architecture degree from Kansas State University. Upon graduation, he spent several years in commercial architecture for Phillips Petroleum and other firms, specializing in retail construction for national companies. In addition to his architecture practice, Mr. Taylor is part owner of G-Wal-Taylor, a firm specializing in industrial pump sales to the paper and pulp industry.

Executive Officers Who Are Not Directors

         Richard C. Barrickman was appointed Senior Vice President of the Bank upon completion of the formation of the Bank on October 23, 1998. Mr. Barrickman was employed by PNC Bank, N.A. ("PNC") and its predecessors through mergers. Prior to merger with PNC and its predecessors in 1982, Mr. Barrickman was the President of Mt. Nittany Savings and Loan Association. Mr. Barrickman is a native of State College, Pennsylvania.

         John E. Arrington was appointed Vice President of Retail Banking upon completion of the formation of the Bank on October 23, 1998. Previous to his appointment with the Bank, Mr. Arrington was employed by PNC and its predecessors, serving in a variety of capacities, most recently as Vice President. Mr. Arrington is President of the Board of the Nittany Valley Symphony.

Item 10.  Executive Compensation
--------------------------------

Director Compensation

         Directors and advisory directors have received no compensation for their services, since the incorporation of the Company in 1997.

Executive Officer Compensation

         The Company has no full time employees, but relies on the employees of the Bank for the limited services required by the Company. All compensation paid to officers and employees is paid by the Bank.
         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the chief executive officer. No executive officer of either the Bank or the Company had a salary and bonus during the years ended December 31, 1998 that exceeded $100,000 for services rendered in all capacities to the Bank or the Company. Mr. Richards employment with the Bank commenced on October 23, 1998. Prior to that date, he was compensated by the Company during the formation of the Bank.

                                       Annual Compensation
                             --------------------------------------------
                                                                                    All
Name and              Fiscal                               Other Annual            Other
Principal Position     Year  Salary ($)      Bonus ($)   Compensation ($)    Compensation ($)
-------------------    ----  ----------      ---------   ----------------    ----------------
David Z. Richards
President and
Chief Executive
Officer                1998  $ 76,666           --             --                  --

         Employment Agreement. The Company entered into an employment agreement (the "Agreement") with David Z. Richards, President and Chief Executive Officer in December 1997. Mr. Richards's base salary under the Agreement is $100,000. Under the terms of the Agreement, Mr. Richards salary was 72% of the $100,000 base salary prior to the time the Bank opened for business. The Agreement has a term of three years and may be terminated by the Company for "just cause" as defined in the Agreement. If the Company terminates Mr. Richards without just cause, Mr. Richards will be entitled to a continuation of his salary from the date of termination through the remaining term of the Agreement. The Agreement contains a provision stating that in the event of the termination of employment in connection with a change in control of the Company, Mr. Richards will be paid a lump sum amount equal to 2.99 times his five year average annual taxable compensation. If such payments had been made under the Agreement as of December 31, 1998, such payments would have equaled approximately $229,000. The Agreement may be renewed annually by the Company's Board of Directors upon a determination of satisfactory performance within the Board's sole discretion. The Agreement was renewed for an additional year (i.e., until December 31, 2001) by the Board of Directors in January 1999. If Mr. Richards shall become disabled during the term of the Agreement, he shall continue to receive payment of 80% of the base salary for a period of 3 months and 50% of such base salary for a period of 12 months, but not exceeding the remaining term of the Agreement.

Such payments shall be reduced by any other benefit payments made under other disability programs in effect for the Bank's employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Based upon the records of the Company's transfer agent, the following table sets forth, as of February 28, 1999, persons or groups who own more than 5% of the Common Stock and the ownership of all executive officers and directors of the Company as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at that date.

                                                                             Percent of Shares of
                                                     Amount and Nature of        Common Stock
Name and Address of Beneficial Owner                 Beneficial Ownership(1)    Outstanding(%)
------------------------------------                 -----------------------    --------------

Samuel J. Malizia                                            42,000                  7.27

David K. Goodman, Jr.                                        30,000                  5.20

Thistle Group Holdings, Co.                                  30,000                  5.20

All directors and executive officers of the
Company as a group (9 persons)                              139,899                 24.23%

-----------------------------
(1) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power, unless otherwise indicated.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a) The following exhibits are included in this Report or incorporated herein by reference:

                  3(i)     Amended Articles of Incorporation of Nittany Financial Corp. **
                  3(ii)    Bylaws of Nittany Financial Corp. **
                  4        Specimen Stock Certificate of Nittany Financial Corp. **
                  10       Employment Agreement between the Bank and David Z. Richards **
                  21       Subsidiaries of the Registrant (See "Item 1- Business")
                  27       Financial Data Schedule (electronic filing only)

--------------------
** Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

         (b)      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 12, 1999.


                                        NITTANY FINANCIAL CORP.



                                        By: /s/ David Z. Richards
                                            ------------------------------------
                                                David Z. Richards
                                                President, C.E.O. and Director
                                                (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 12, 1999.




/s/ Samuel J. Malizia                          /s/ David Z. Richards
-----------------------------------            ---------------------------------
Samuel J. Malizia                              David Z. Richards
Chairman of the Board of Directors             President, C.E.O. and Director
                                               (Principal Executive Officer and
                                               Principal Financial Officer)



/s/ Donald J. Musso                            /s/William A. Jaffee
-----------------------------------            ---------------------------------
Donald J. Musso                                William A. Jaffe
Director                                       Director and Secretary



/s/ D. Michael Taylor                          /s/ J. Garry McShea
-----------------------------------            ---------------------------------
D. Michael Taylor                              J. Garry McShea
Director                                       Director



/s/ David K. Goodman, Jr.
-----------------------------------
David K. Goodman, Jr.
Director