Form 10QSB
period 1999-03-31
NITTANY FINANCIAL CORP
filed 1999-05-14
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended March 31, 1999


[ ]  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT



              For the transition period from ________ to _________

                        Commission File Number 333-57277
                        --------------------------------

                             Nittany Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

  Pennsylvania                                              23-2925762
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

            116 E. College Avenue, State College, Pennsylvania 16801
            --------------------------------------------------------
                    (Address of principal executive offices)

                                (814) 234 - 7320
                                ----------------
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

                  Class: Common Stock, par value $.10 per share
                      Outstanding at May 10, 1999: 577,436

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                          Page
                                                                                         Number
                                                                                      -------------


PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                    Consolidated Balance Sheet (Unaudited) as of                             3
                      March 31, 1999 and December 31, 1998

                    Consolidated Statement of Income (Unaudited)
                      for the Three Months ended March 31, 1999 and 1998                     4

                    Consolidated Statement of Changes in Stockholders'
                      Equity (Unaudited)                                                     5

                    Consolidated Statement of Cash Flows (Unaudited)
                      for the Three Months ended March 31, 1999 and 1998                     6

                    Notes to Unaudited Consolidated Financial Statements                     7

      Item 2.       Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     8 - 12

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                       13

      Item 2.       Changes in Securities                                                   13

      Item 3.       Default Upon Senior Securities                                          13

      Item 4.       Submissions of Matters to a Vote of Security Holders                    13

      Item 5.       Other Information                                                       13

      Item 6.       Exhibits and Reports on Form 8 - K                                      13

SIGNATURES                                                                                  14


                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                             March 31,        December 31,
                                                               1999               1998
                                                          -------------      -------------
ASSETS
Cash and due from banks                                  $      209,003     $      307,443
Interest-bearing deposits with other banks                    2,508,895          5,621,800
Investment securities available for sale                     14,988,691         13,150,768
Investment securities held to maturity  (market
      value of $1,944,765)                                    1,945,069                  -
Loans receivable (net of allowance for loan losses
      of $98,678 and $98,988 )                               10,378,885          4,424,132
Premises and equipment                                          168,562            126,160
Intangible assets                                               928,196            941,886
Accrued interest and other assets                               229,397            218,394
                                                           ------------       ------------

      TOTAL ASSETS                                       $   31,356,698     $   24,790,583
                                                           ============       ============

LIABILITIES
Deposits:
      Noninterest-bearing demand                         $    1,430,402     $      777,400
      Interest-bearing demand                                 2,929,530          2,146,171
      Money market                                            9,903,036          5,409,434
      Savings                                                 1,327,266          1,269,834
      Time                                                    4,984,392          4,389,545
                                                           ------------       ------------
           Total deposits                                    20,574,626         13,992,384
FHLB advances                                                 5,600,000          5,000,000
Accrued interest payable and other liabilities                  120,631            144,546
Commitment to purchase investment security                            -            500,000
                                                           ------------       ------------
      TOTAL LIABILITIES                                      26,295,257         19,636,930
                                                           ------------       ------------
STOCKHOLDER'S EQUITY
Serial perferred stock, no par value; 5,000,000 shares                -                  -
      authorized, none issued
Common stock, $.10 par value, 10,000,000 shares
      authorized; 577,436 issued and outstanding                 57,744             57,744
Additional paid-in capital                                    5,652,145          5,652,145
Retained deficit                                               (609,150)          (525,650)
Accumulated other comprehensive income                          (39,298)           (30,586)
                                                           ------------       ------------
      TOTAL STOCKHOLDERS' EQUITY                              5,061,441          5,153,653
                                                           ------------       ------------
      TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                           $   31,356,698     $   24,790,583
                                                           ============       ============




See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                Three Months Ended March 31,
                                                   1999             1998
                                               -------------    -------------

INTEREST AND DIVIDEND INCOME
Loans, including fees                        $      150,345   $            -
Interest-bearing deposits with other banks           42,407              464
Investment securities                               204,732                -
                                               -------------    -------------
      Total interest and dividend income            397,484              464
                                               -------------    -------------

INTEREST EXPENSE
Deposits                                            179,845                -
FHLB advances                                        50,057                -
                                               -------------    -------------
      Total interest expense                        229,902                -
                                               -------------    -------------

NET INTEREST INCOME                                 167,582              464

Provision for loan losses                                 -                -
                                               -------------    -------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        167,582              464
                                               -------------    -------------

NONINTEREST INCOME
Service fees on deposit accounts                     27,251                -
Other income                                          3,472                -
                                               -------------    -------------
      Total noninterest income                       30,723                -
                                               -------------    -------------

NONINTEREST EXPENSE
Compensation and employee benefits                  109,924           20,827
Occupancy and equipment                              49,180              439
Data processing                                      15,778                -
Goodwill amortization                                13,690                -
Professional fees                                    24,757            2,238
Printing and supplies                                16,908                -
Other                                                51,568            1,013
                                               -------------    -------------
      Total noninterest expense                     281,805           24,517
                                               -------------    -------------

Loss before income taxes                            (83,500)         (24,053)
Income taxes                                              -                -
                                               -------------    -------------


NET LOSS                                     $      (83,500)  $      (24,053)
                                               =============    =============


LOSS PER SHARE                               $       ($0.14)  $       ($1.75)(1)

WEIGHTED AVERAGE SHARES OUTSTANDING                 577,436           13,770

-----------------------------
(1) Loss per share is calculated using the weighted average number of shares outstanding from February 18, 1998, the first date that stock was issued in the private offering with the organizers.


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                Accumulated
                                                                                   Other
                                                   Additional                     Compre-          Total        Compre-
                                     Common         Paid-in      Retained         hensive       Stockholders'   hensive
                                      Stock         Capital      Earnings         Income          Equity        Income
                                   -----------  -------------  -------------    ------------   -------------  -----------

Balance, December 31, 1998         $   57,744   $   5,652,145  $   (525,650)    $    (30,586) $    5,153,653 $

Net loss                                                            (83,500)                         (83,500)    (83,500)
Other comprehensive income:
  Unrealized loss on available for
    sale securities                                                                   (8,712)         (8,712)     (8,712)
                                                                                                              -----------
Comprehensive loss                                                                                           $   (92,212)
                                     ---------    ------------   -----------      -----------   ------------- ===========

Balance, March 31, 1999            $   57,744   $   5,652,145  $   (609,150)    $    (39,298) $    5,061,441
                                     =========    ============   ===========      ===========   =============






See accompanying notes to the unaudited consolidated financial statements.

                                        NITTANY FINANCIAL CORP.
                            CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                            Three Months Ended March 31,
                                                               1999               1998
                                                           -------------      -------------

OPERATING ACTIVITIES
Net loss                                                  $      (83,500)    $      (24,053)
Adjustments to reconcile net loss to
   net cash used for operating activities:
      Provision for loan losses                                        -                  -
      Depreciation, amortization, and accretion,net               30,689                  -
      Increase in accrued interest receivable                    (31,376)                 -
      Increase in accrued interest payable                         7,893                  -
      Other, net                                                 (11,435)            (5,046)
                                                            -------------      -------------
      Net cash used for operating activities                     (87,729)           (29,099)
                                                            -------------      -------------

INVESTING ACTIVITIES
Purchase of one year certificate of deposit                            -            (10,548)
Commitment to purchase AFS investment security                  (500,000)                 -
Investment securities available for sale:
      Purchases                                               (3,523,012)                 -
      Maturities and repayments                                1,665,249                  -
Investment securities held to maturity:
      Purchases                                               (1,945,065)                 -
Net increase in loans receivable                              (5,951,471)                 -
Purchase of premises and equipment                               (51,559)            (2,649)
                                                            -------------      -------------
      Net cash used for investing activities                 (10,305,858)           (13,197)
                                                            -------------      -------------

FINANCING ACTIVITIES
Net increase in deposits                                       6,582,242                  -
Proceeds from FHLB advances                                      600,000                  -
Net proceeds from the sale of common stock                             -            148,747
                                                            -------------      -------------
      Net cash provided by financing activities                7,182,242            148,747
                                                            -------------      -------------

      Increase (decrease) in cash and cash  equivalents       (3,211,345)           106,451

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                      5,929,243             29,449
                                                            -------------      -------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                        $    2,717,898     $      135,900
                                                            =============      =============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the year for:
      Interest on deposits and borrowings                 $      222,009     $            -



See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION


The consolidated financial statements of Nittany Financial Corp. (the "Company") includes its wholly- owned subsidiary Nittany Bank (the "Bank"). All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or any other interim period.

            MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

Total assets at March 31, 1999 increased $6,566,000 or 26.5% from $24,791,000 at December 31, 1998 to $31,357,000 at March 31, 1999 due to a strong growth in loans within the Company's market area of approximately $6.0 million. This growth was primarily funded by an increase in deposits of approximately $6.6 million.

Interest-bearing deposits with other banks decreased $3,113,000 or 55.4% from $5,622,000 at December 31, 1998 to $2,509,000 at March 31, 1999. Management
began to utilize excess overnight deposits and short-term certificates of deposit to fund loan demand and to increase its holdings in higher yielding investment securities.

Total investment securities increased $3,783,000 or 28.8% from $13,151,000 at December 31, 1998 to $16,934,000 at March 31, 1999. The Company increased its investments by purchasing $2,878,000 of longer-term mortgage-backed securities with yields ranging from 5.0% to 7.0%, and $1,592,000 of 5 and 8 year U.S. Government Agency securities with yields ranging from 5.6% to 6.5%. During 1998, management focused on supplementing loan demand by primarily investing in U.S. Government Agency securities; however, during the first quarter of 1999, the emphasis has been directed toward increasing the mortgage-backed securities portfolio from 27.4% to 37.1% of the total investment portfolio. As a result of this increase, the Company has classified $1,945,000 as held to maturity

Net loans receivable increased $5,955,000 or 134.6% from $4,424,000 at December 31, 1998 to $10,379,000 at March 31, 1999. The net increase was primarily attributable to increases in one-to-four family mortgages of $4,478,000 and nonresidential mortgages of $1,031,000. Such increases primarily reflected the economic health of the Bank's market area, the competitive pricing of the Bank's loan product, and the strategic approach taken by management to meet projected growth. Funding was mainly provided by an increase in deposits of $6,582,000, the usage of interest-bearing deposits with other institutions of $3,113,000, and an increase in FHLB borrowings of $600,000. As of March 31, 1999, the Company has outstanding commitments of $1.9 million.

Deposits  increased  $6,582,000 or 47.0% to  $20,575,000  at March 31, 1999 from
$13,992,000 at December 31, 1998 due primarily to an increase in volume of money market and transaction accounts of $4,494,000 and $1,436,000, respectively. During the first quarter of 1999 management began a marketing campaign aimed at promoting the Bank's services, in general, and the favorable rates being offered on its tiered money market accounts, in specific. Within this product mix, the most significant growth occurred at the two highest tiers, which require a minimum balance of $50,000 at rates of 4.75% and 5.00%. This increase accounted for approximately $2.9 million of the overall fluctuation. Other increases resulted from the Company offering a 25 basis point decrease on a loan for any customer involved in the automatic transfer of payment program from a Nittany Bank account.

As noted above, the Company obtained funding through an additional fixed rate advance from the FHLB of $600,000. This represents a 12.0% increase of borrowings to $5,600,000 at March 31, 1999 from $5,000,000 at December 31, 1998 in order to support business development. FHLB borrowings have staggering maturities, which range from two to five years.

PLAN OF OPERATIONS

The Company's wholly owned subsidiary, Nittany Bank (the "Bank") commenced operations as of October 26, 1998, and its activities have primarily consisted of offering deposits, originating loans and servicing the deposits and loans acquired from First Commonwealth Bank. Prior to October 26, the Company's primary activities centered on the formation of the Bank.

Net interest income for the three months ended March 31, 1999 was $168,000. As regional interest rates have remained relatively unchanged during the first three months of 1999, both interest income and expense are driven by fluctuations in average principal balances. Interest earning assets, which rose $9.0 million during 1999, were fueled by increases in investment securities of $7.3 million and loans of $6.1 million, while offset somewhat by a decrease in interest-bearing deposits with other banks of $6.7 million. Interest-bearing liabilities increased $8.7 million during 1999 as increases in money market accounts of $4.4 million and FHLB advances of $4.3 million occurred. The resultant fluctuations in average principal balances have been previously discussed.

Noninterest expense, which is comprised of compensation and employee benefits, occupancy and equipment, data processing, goodwill amortization, professional fees, printing and supplies, and other expense, was $282,000 for the three months ended March 31, 1999. Compensation and employee benefits expense of $110,000 represents the necessary compensation and benefits associated with the employment of the equivalent of 14 full time employees. Occupancy and equipment expense of $49,000 consists primarily of rental payments for both branch offices and the related maintenance, utilities, and depreciation of leasehold improvements. Data processing expense of $16,000 is primarily related to fees associated with the Company's third party service bureau. Goodwill amortization of $14,000 is related to the amortization of goodwill over a 20-year period from the branch office acquisitions with First Commonwealth Bank. Professional fees of $25,000 stem from outside assistance in complying with the increased levels of regulatory compliance of a public reporting company. Stationary, printing, supplies, and postage of $17,000 and other expense of $52,000 consist of various smaller dollar items that are continually incurred in performing the daily operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, and interest-bearing time deposits with other banks and funds provided from borrowings. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. We use our liquid resources principally to fund loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds.

Management monitors both the Company's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1999, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratios requirements. The Company's and Bank's Total risk-based, Tier I risk-based and Tier I leverage ratios are 22.6%, 22.1%, 13.7% and 21.4%, 20.9%, 12.9%, respectively at March 31, 1999.

RISK ELEMENT

As of March 31, 1999, the Company did not have any nonperforming assets, which would include impaired loans. Management monitors its loan portfolio for impaired loans on a continual basis.

Although there was significant growth in the loan portfolio during the three-month period ended March 31, 1999, nonperforming loans continue to be nonexistent. On a percentage basis, the allowance for loan losses to loans outstanding declined from 2.18% as of December 31, 1998 to .94% as of March 31, 1999. Approximately 75% of the total loan portfolio to date is comprised of 1-4 family and commercial real estate loans, with the consumer real estate mortgage loans comprising over 57% of the portfolio. These loan types have historically , by industry standards, incurred significantly less losses in relationship to actual principal disbursed.

Management believes the level of the allowance for loan losses at March 31, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

YEAR 2000

A great deal of information has been disseminated about the global computer year 2000. Many computer programs can only distinguish the final two digits of the year entered (a common programming practice in prior years) are expected to read entries for the year 2000 as the year 1900 or as zero and incorrectly attempt to compute payment, interest, delinquency and other data. Rapid and accurate data processing is essential to the Bank's operation. Data processing is also essential to most other financial institutions and many other companies. A third party service bureau provides the Bank with all of the material data processing that could be affected by this problem. The third party service bureau (the "service bureau") has advised the Bank that it is substantially compliant and it expects to resolve this potential problem before the year 2000. In this vein, the core application software vendor, whose products are used by the service bureau, has recently obtained ITAA*2000 certification, which indicates that the software has the core capabilities needed to handle the Year 2000 challenge.

However, if the service bureau is unable to resolve all facets of this problem in time, we could likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on our financial condition and our results of operation. In order to determine the service bureau is year 2000 compliant, management is in the process of developing and testing a plan, which it intends to be completed during the second quarter of 1999. Management is aware of the significance of the year 2000 issue and is presently working to define a comprehensive plan of action for year 2000. Management expects to incur additional operating expenses during 1999 relating to the designing and performing tests of the Bank's computer systems. Currently, the Bank estimates such costs will be approximately $10,000. The Bank will continue monitoring their service bureau to evaluate whether its data processing system will fail and is being provided with periodic updates on the status of testing and upgrades being made by the service bureau.

If the Bank service bureau fails, the Bank will revert to a fully manual system with customer ledger cards. Such a contingency alternative was determined as the most viable of the Bank's options in the event of a "worst case" Year 2000 compliance disaster. The Bank's contingency options are documented in a written plan. If this labor-intensive approach is necessary, management and employees will become much less efficient. However, the Bank believes that they would be able to operate in this manner in the short-term, until their existing service bureau, or their replacement, is able to again provide data processing services. If very few financial institution services bureaus were operating in the year 2000, the Bank's replacement costs, assuming the Bank could negotiate an agreement, could be material.

Successful and timely completion of the year 2000 plan is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress of testing plans and all vendors, suppliers and customer readiness.

                             Nittany Financial Corp.
                                   FORM 10-QSB


OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in rights of the Company's security holders

           None


Item 3.    Defaults by the Company on its senior securities

           None

Item 4.    Results of votes of security holders

           None

Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  The following exhibits are incorporated herein by reference:

               3(I) Amended  Articles  of  Incorporation  of  Nittany  Financial
                    Corp.**
               3(ii)Bylaws of Nittany Financial Corp.**
               4    Specimen Stock Certificate of Nittany Financial Corp.**
               10   Employment   Agreement   between   the  Bank  and  David  Z.
                    Richards**
               27   Financial Data Schedule, (electronic filing only)

-----------------------
** Incorporated by reference to the identically numbered exhibit to the registration statement Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

(b)      None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                  Nittany Financial Corp.
                                  (Registrant)


Date:                             By:  /s/ David Z. Richards
                                       -----------------------------------------
May 14, 1999                           David Z. Richards
                                       President, Chief Executive Officer, and
                                       Principal Financial Officer