Form 10QSB
period 1999-06-30
NITTANY FINANCIAL CORP
filed 1999-08-16
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the transition period from __ to __

                        Commission File Number 333-57277
                        --------------------------------

                             Nittany Financial Corp.
                             -----------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                            23-2925762
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

            116 E. College Avenue, State College, Pennsylvania 16801
            --------------------------------------------------------
                    (Address of principal executive offices)

                                (814) 234-7320
                                --------------
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

                  Class: Common Stock, par value $.10 per share
                      Outstanding at July 10, 1999: 577,436

                             NITTANY FINANCIAL CORP.

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------


PART I  -  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheet (Unaudited) as of
               June 30, 1999 and December 31, 1998                             3

             Consolidated Statement of Income (Unaudited)
               for the Three and Six Months ended June 30, 1999 and 1998       4

             Consolidated Statement of Changes in
               Stockholders' Equity (Unaudited) at June 30, 1999               5

             Consolidated Statement of Cash Flows (Unaudited)
               for the Six Months ended June 30, 1999 and 1998                 6

             Notes to Unaudited Consolidated Financial Statements              7

   Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          8-12

PART II  -  OTHER INFORMATION

   Item 1.   Legal Proceedings                                                13

   Item 2.   Changes in Securities                                            13

   Item 3.   Default Upon Senior Securities                                   13

   Item 4.   Submissions of Matters to a Vote of Security Holders             13

   Item 5.   Other Information                                                13

   Item 6.   Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                    14

                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                               June 30,       December 31,
                                                                 1999            1998
                                                             -------------    ------------
ASSETS
Cash and due from banks                                     $      258,892   $     307,443
Interest-bearing deposits with other banks                       1,442,617       5,621,800
Investment securities available for sale                        16,536,254      13,150,768
Investment securities held to maturity  (market
      value of $1,764,004)                                       1,815,406            -
Loans receivable (net of allowance for loan losses
      of $98,834 and $98,988 )                                  17,799,384       4,424,132
Premises and equipment                                             185,703         126,160
Intangible assets                                                  912,372         941,886
Accrued interest and other assets                                  371,614         218,394
                                                              -------------    ------------
      TOTAL ASSETS                                          $   39,322,242   $  24,790,583
                                                              =============    ============
LIABILITIES
Deposits:
      Noninterest-bearing demand                            $    1,555,948   $     777,400
      Interest-bearing demand                                    3,099,254       2,146,171
      Money market                                              12,408,691       5,409,434
      Savings                                                    1,212,955       1,269,834
      Time                                                       7,170,037       4,389,545
                                                              -------------    ------------
           Total deposits                                       25,446,885      13,992,384
FHLB advances                                                    9,100,000       5,000,000
Accrued interest payable and other liabilities                     109,501         144,546
Commitment to purchase investment security                            -            500,000
                                                              -------------    ------------
      TOTAL LIABILITIES                                         34,656,386      19,636,930
                                                              -------------    ------------

STOCKHOLDER'S EQUITY
Serial perferred stock, no par value; 5,000,000 shares                -               -
      authorized, none issued
Common stock, $.10 par value, 10,000,000 shares
      authorized; 577,436 issued and outstanding                    57,744          57,744
Additional paid-in capital                                       5,652,145       5,652,145
Retained deficit                                                  (678,676)       (525,650)
Accumulated other comprehensive loss                              (365,357)        (30,586)
                                                              -------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                                 4,665,856       5,153,653
                                                              -------------    ------------
      TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                              $   39,322,242   $  24,790,583
                                                              =============    ============


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                        Three Months Ended June 30,      Six Months Ended June 30,

                                                            1999            1998            1999            1998
                                                       -------------    ------------   --------------    -----------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                $      254,869   $           -     $    405,214    $         -
Interest-bearing deposits with other banks                   17,985             744           60,392          1,208
Investment securities                                       246,272               -          451,004              -
                                                       -------------    ------------     ------------    -----------
      Total interest and dividend income                    519,126             744          916,610          1,208
                                                       -------------    ------------     ------------    -----------
INTEREST EXPENSE
Deposits                                                    234,480               -          414,325              -
FHLB advances                                                75,017               -          125,074              -
                                                       -------------    ------------     ------------    -----------
      Total interest expense                                309,497               -          539,399
                                                       -------------    ------------     ------------    -----------
NET INTEREST INCOME                                         209,629             744          377,211          1,208

Provision for loan losses                                         -               -                -              -
                                                       -------------    ------------     ------------    -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                209,629             744          377,211          1,208
                                                       -------------    ------------     ------------    -----------
NONINTEREST INCOME
Service fees on deposit accounts                             28,252               -           55,503              -
Other income                                                  8,772               -           12,244              -
Realized Gain on Sale of Securities                           1,342               -            1,342              -
                                                       -------------    ------------     ------------    -----------
      Total noninterest income                               38,366               -           69,089              -
                                                       -------------    ------------     ------------    -----------

NONINTEREST EXPENSE
Compensation and employee benefits                          126,316          13,662          236,240         32,811
Occupancy and equipment                                      45,886               -           95,066            439
Data processing                                              17,852               -           33,630              -
Goodwill amortization                                        11,868               -           25,558              -
Professional fees                                            38,117           1,459           62,874          3,697
Printing and supplies                                         9,154               -           26,062            118
Other                                                        68,328          17,761          119,896         20,515
                                                       -------------    ------------     ------------    -----------
      Total noninterest expense                             317,521          32,882          599,326         57,580
                                                       -------------    ------------     ------------    -----------
Loss before income taxes                                    (69,526)        (32,138)        (153,026)       (56,372)
Income taxes                                                      -               -                -              -
                                                       -------------    ------------     ------------    -----------

NET LOSS                                             $      (69,526)  $     (32,138)    $   (153,026)   $   (56,372)
                                                       =============    ============     ============    ===========

BASIC LOSS PER SHARE                                 $       ($0.12)  $      ($1.59)          ($0.27)   $    ($3.29)(1)

DILUTED LOSS PER SHARE (2)                                    (0.12)              -           ($0.27)             -

WEIGHTED AVERAGE SHARES OUTSTANDING                         577,436          20,269          577,436         17,150


(1) - Loss per share is calculated using the weighted average number of shares outstanding from February 18, 1998, the first date that stock was issued.

(2) The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. At June 30, 1998 there were no dilutive common shares of stock outstanding.

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                       Accumulated
                                                                                          Other
                                                      Additional                         Compre-          Total           Compre-
                                       Common          Paid-in          Retained         hensive       Stockholders'      hensive
                                       Stock           Capital          Earnings         (Loss)           Equity          (Loss)
                                     -----------    ---------------   -------------    ------------   --------------    -----------

Balance, December 31, 1998           $   57,744      $   5,652,145     $  (525,650)     $  (30,586)    $  5,153,653     $

Net loss                                                                  (153,026)                        (153,026)      (153,026)
Other comprehensive income:
  Unrealized loss on available for
    sale securities                                                                       (334,771)        (334,771)      (334,771)
                                                                                                                         ----------
Comprehensive loss                                                                                                      $ (487,797)
                                      ----------     --------------     -----------      ----------     ------------     ==========
Balance, June 30, 1999               $   57,744     $    5,652,145     $  (678,676)     $ (365,357)    $  4,665,856
                                      ==========     ==============     ===========      ==========     ============



See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Six Months Ended June 30,
                                                                  1999            1998
                                                              -------------    ------------
OPERATING ACTIVITIES
Net loss                                                      $   (153,026)    $   (56,372)
Adjustments to reconcile net loss to
   net cash used for operating activities:
      Provision for loan losses                                         -               -
      Depreciation, amortization, and accretion, net                81,931              -
      Increase in accrued interest receivable                     (101,882)             -
      Increase in accrued interest payable                           4,760              -
      Other, net                                                   (91,143)          5,623
                                                               ------------     -----------
      Net cash used for operating activities                      (259,360)        (50,749)
                                                               ------------     -----------
INVESTING ACTIVITIES
Purchase of certificate of deposit                                      -          (10,548)
Decrease in commitment to purchase AFS investment security        (500,000)             -
Investment securities available for sale:
      Purchases                                                 (6,351,792)             -
      Maturities and repayments                                  2,596,201              -
Investment securities held to maturity:
      Purchases                                                 (1,945,065)             -
      Maturities and repayments                                    128,444
Net increase in loans receivable                               (13,372,124)             -
Purchase of premises and equipment                                 (78,541)         (2,649)
                                                               ------------     -----------
      Net cash used for investing activities                   (19,522,877)        (13,197)
                                                               ------------     -----------
FINANCING ACTIVITIES
Net increase in deposits                                        11,454,503              -
Proceeds from FHLB advances                                      4,100,000              -
Net proceeds from the sale of common stock                              -          200,002
                                                               ------------     -----------
      Net cash provided by financing activities                 15,554,503         200,002
                                                               ------------     -----------

      Increase (decrease) in cash and cash equivalents          (4,227,734)        136,056

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                        5,929,243          29,449
                                                               ------------     -----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                           $  1,701,509     $   165,505
                                                               ============     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for:
   Interest on deposits and
     borrowings                                               $    544,159     $        0


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION


       The consolidated financial statements of Nittany Financial Corp. (the "Company") includes its wholly-owned subsidiaries, Nittany Bank (the "Bank") and Nittany Asset Management, Inc. All significant intercompany items have been eliminated.

       On  May  24,  1999,  Nittany  Asset  Management,   Inc.  was  formed  and
       incorporated as a Pennsylvania corporation. Nittany Asset Management, Inc. is a wholly-owned subsidiary of the Company and was formed to engage in the offering of various types of investment services. At June 30, 1999 the Company was not funded.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 1999 or any other interim period.

       These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998 which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

The Company's wholly owned subsidiary, Nittany Bank (the "Bank") commenced operations as of October 26, 1998, and its activities have primarily consisted of offering deposits, originating loans and servicing the deposits and loans acquired from First Commonwealth Bank. Prior to October 26, 1998 the Company's primary activities centered on the formation of the Bank.

On May 24, 1999, Nittany Asset Management, Inc. was formed and incorporated as a Pennsylvania corporation. Nittany Asset Management, Inc. is a wholly owned subsidiary of the Company and was formed to engage in the offering of various types of investment services. At June 30, 1999, the company was not funded.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999
AND DECEMBER 31, 1998

Total assets at June 30, 1999 increased $14,531,000 or 58.6% from $24,791,000 at December 31, 1998 to $39,322,000 at June 30, 1999 due to strong growth in both loans and deposits within the Company's market area. Loans grew by $13,375,000 during the period and were funded primarily by growth in deposits of $11,455,000.

Interest-bearing deposits with other banks decreased $4,179,000 or 74.3% from $5,622,000 at December 31, 1998 to $1,443,000 at June 30, 1999. Management began to utilize excess overnight deposits to fund loan demand during the period.

Total investment securities available for sale increased $3,385,000 or 25.7% from $13,151,000 at December 31, 1998 to $16,536,000 at June 30, 1999. The
increase was primarily in both fixed and adjustable rate mortgage-backed securities, which comprised 48.9% of the investment portfolio at June 30, 1999 as compared to 29.3% of the portfolio at December 31, 1998. Management continued to emphasize increasing its mortgage-backed securities portfolio in order to maintain yield, while providing the cash flows needed to assist in funding future loan demand.

Rising interest rates caused the net unrealized losses on securities available for sale to rise to $365,000 at June 30, 1999. Management has monitored the portfolio and determined that the quality of the portfolio is excellent.
Although the increase in general rate levels and spreads has caused the unrealized losses, management has no intention of liquidating the portfolio until maturity and does not expect the unrealized losses to have any effect on operations.

At June 30, 1999, $1,815,000 in securities were placed as held to maturity. These securities are comprised of mortgage-backed securities with a projected weighted average life of under six (6) years.

Net loans receivable increased $13,375,000 or 302.3% from $4,424,000 at December 31, 1998 to $17,799,000 at June 30, 1999. The net increase was primarily attributable to increases in one-to-four family mortgages of $7,471,000 and nonresidential mortgages of $3,676,000. Such increases primarily reflected the economic health of the Bank's market area, the competitive pricing of the Bank's loan products, and the strategic, service-oriented, marketing approach taken by management to meet the lending needs of the area. As of June 30, 1999, the Company has outstanding commitments of approximately $2.4 million.

Deposits  increased  $11,455,000  or 81.9% to  $25,447,000 at June 30, 1999 from
$13,992,000 at December 31, 1998 due primarily to an increase in the volume of money market deposit accounts and certificates of deposit of $6,999,000 and $2,780,492, respectively. The growth in certificates of deposit was spread over various maturity terms at competitive rates in the market. During the period, the Company offered promotional certificates of deposit for 6, 12, 25 and 36 month terms, at or above competitive bank offerings.

Total FHLB borrowings at June 30, 1999 increased $4,100,000 to $9,100,000 from $5,000,000 at December 31, 1998. The majority of the increase was attributable to a $3,000,000 LIBOR based floating rate borrowing advanced during the second quarter. During the period, the Company elected to retire a $5,000,000 FHLB convertible borrowing at par and replaced such borrowing with a $5,000,000 LIBOR based floating rate borrowing with a term of 12 months. Management has used the FHLB borrowings to provide a lower cost of funding, manage interest rate risk and provide capital for investments and loans.

Net interest income for the three and six months ended June 30, 1999 was $210,000 and $377,000 respectively. Despite a slight increase in regional interest rates during the first six months of 1999, both interest income and expense were driven by increases in average balances of interest earning assets and liabilities. Interest earning assets, which rose $14.4 million during 1999, were primarily comprised of an increase in net loans of $13.4 million. Interest-bearing liabilities increased $15.5 million during the six months ended June 30, 1999, as increases in money market accounts of $7.0 million, time deposits of $2.8 million and FHLB advances of $4.1 million occurred.

Noninterest expense, for the three and six months ended June 30, 1999 was $318,000 and $599,000, respectively. Compensation and employee benefits expense of $236,240 represents the necessary compensation and benefits associated with the employment of the equivalent of 14 full time employees. Occupancy and equipment expense of $95,066 consists primarily of rental payments for both branch offices and the related maintenance, utilities, and depreciation of leasehold improvements. Data processing expense of $33,630 is primarily related to fees associated with the Company's third party service bureau. Goodwill amortization of $25,558 is related to the amortization of goodwill over a 20-year period from the branch office acquisitions with First Commonwealth Bank. Professional fees of $62,874 stem from outside assistance in complying with the increased levels of regulatory compliance of a public reporting company. Stationary, printing, supplies, and postage of $26,062 and other expense of $119,896 consist of various smaller dollar items that are continually incurred in performing the daily operations of the Company.

YEAR 2000

The year 2000 problem is associated with the inability of some computer programs to distinguish between the year 1900 and the year 2000 because of software programs that were written with a two digit year field instead of a four digit field. If not correctly programmed or rewritten, some computer applications could fail to operate or may create erroneous results when the year changes to 2000 or other key dates in the first quarter of the year 2000. This could cause entire system failures, miscalculations and disruptions of normal business operations. As the banking industry is heavily dependent on computer systems, the effect of this problem could be the temporary inability to process transactions, generate statements and billings or engage in normal day to day business activities. The extent of the potential impact of this problem is not known and if not corrected in a timely manner, could affect the global economy.

Management and the Board of Directors views the year 2000 initiative as a high priority of the Company. The Company continues to aggressively pursue appropriate solutions and assurances with regard to compliance of all potentially affected applications by the year 2000. The five phases of awareness, assessment, renovation, validation and implementation either are, or will be, completed by September 30, 1999.

During the awareness phase, the Company provided the Board of Directors with monthly updates and received input from its members. The process of gathering and sharing information included customers, employees and management. The process was directed by an internal employee assigned the responsibility for coordination in conjunction with a year 2000 team comprised of employees at all levels of the bank. Brochures, mailings and statements stuffers were used to keep customers abreast of the issues related to the year 2000.

The process of assessment was completed in the fourth quarter of 1998 and included the inventorying of all hardware and software and the identification of all systems, vendors and other services which could be affected by the date change. The Company's year 2000 committee then determined which items were "mission critical" and ranked them with our highest priority. All outside vendors and commercial loan customers were asked to provide written documentation of their compliance and complete a survey prepared by the bank. Additionally, testing of internal equipment and services, such as fax machines, computers and security equipment was completed.

The core processing system of the Bank was determined to be the most critical item that could affect the Company. A third party service bureau (the "service bureau") provides the Bank with all of the material data processing that could be affected by this problem. The third party service bureau has advised the Bank that it has completed the renovation phase and adequately tested all applications. The service bureau has provided the bank with written testing results and concluded they are substantially in compliance. Additionally, the service bureau has provided the Company with a detailed contingency plan for the Bank, in case problems arise after the first day of January, 2000. The core application software vendor, whose products are used by the service bureau, has obtained ITAA*2000 certification, which indicates that the software has the core capabilities needed to handle the Year 2000 challenge.

As a new operation opened during the awareness of the year 2000 issue, the Bank was cognizant of the issues as new equipment and vendors were implemented. As such, the estimated costs associated with addressing the year 2000 issue were estimated not to exceed $10,000. To date, less than $5,000 has been expended.

The validation phase includes extensive testing of all hardware, software and systems provided by third party vendors. As of June 30, 1999, nearly all "mission critical" core applications have been sufficiently tested and are expected to be completed by Mid-August and implementation will be completed by September 30, 1999.

All commercial borrowers of the bank with aggregate balances exceeding $100,000 have completed a risk assessment questionnaire and the bank has determined the risk associated with such borrowers to be low.

A Contingency and Business Resumption Plan has been in process and communicated with management, employees and the Board of Directors for several months. The final plan is expected to be adopted by the Board of Directors by August 31, 1999. This plan addresses perceived risks associated with the year 2000 problem which includes remediation contingency planning intended to mitigate any risks associated with unforeseen system glitches, system failure, increased demand for cash or processes outside the Bank's control. The remainder of 1999 will be used to further validate this plan.

Customer awareness continues to be a priority and the Company expects to communicate regularly with its customer base leading up to the year 2000 date change.

Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material impact on the financial statements of the Company.

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

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the financial services industry and similar matters. Management monitors projected liquidity needs and determines the level desirable based in part on the Bank's commitments to make loans and management's assessment of the Bank's ability to generate funds. The Company maintains securities pledged at the Federal Home Loan Bank of Pittsburgh to be used as collateral for any borrowings that may be necessary to fund short and long term loan needs. The company views such borrowing as either temporary or as an interest rate match on certain loans and other investments.

Management monitors both the Company's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 1999, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. The Company's and Bank's Total risk-based, Tier I risk-based and Tier I leverage ratios are 15.1%, 14.8%, 10.6% and 15.1%, 14.7%, 10.6%, respectively at June 30, 1999.

RISK ELEMENT

As of June 30, 1999, the Company had $1,000 of non-performing assets, which are classified as impaired loans. Management monitors its loan portfolio for impaired loans on a continual basis.

Although there was significant growth in the loan portfolio during the three-month period ended June 30, 1999, non-performing loans continue to be immaterial. Approximately 89% of the total loan portfolio to date are comprised of 1-4 family and commercial real estate loans with adequate down payment. Residential real estate mortgage loans comprise the majority of the portfolio. These loan types have historically, by industry standards, incurred significantly fewer losses in relationship to actual principal disbursed.

Management believes the level of the allowance for loan losses at June 30, 1999 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses. Our internal allowance for loan loss analysis utilizing various risk factors and weightings shows our allowance to be adequate as of June 30, 1999.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in rights of the Company's security holders

           None

Item 3.    Defaults by the Company on its senior securities

           None

Item 4.    Submission of matters to a vote of security holders


           The annual meeting of the shareholders was held on May 24, 1999 and The following matters were voted upon:

           Proposal 1 - Election of directors with terms to expire in 2003

                                     FOR       WITHHELD
                                     ---       --------
           J. Garry McShea          469,506      1,700
           D. Michael Taylor        469,506      1,700

           Proposal 2 - The approval of Nittany Financial Corp. 1998 Stock Option Plan

           For:  404,106          Against: 21,000      Abstain: 46,100

           Proposal 3 - The ratification of the appointment of S. R. Snodgrass, A.C., as independent auditors of the Company for the fiscal year ending December 31, 1999

           For:  470,106          Against: 100         Abstain: 1,000


Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  The following exhibits are incorporated herein by reference:
                3(I)  Amended Articles of Incorporation of Nittany
                      Financial Corp.**
                3(ii) Bylaws of Nittany Financial Corp.**
                4     Specimen Stock Certificate of Nittany Financial
                      Corp.**
                10    Employment Agreement between the Bank and David Z.
                      Richards**
                27    Financial Data Schedule, filed herewith


** Incorporated by reference to the identically numbered exhibit to the registration statement Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

          (b)  Reports on Form 8-K
               None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                    Nittany Financial Corp.
                                    (Registrant)


Date:                               By: /s/ David Z. Richards
                                        ----------------------------------------
August 16, 1999                         David Z. Richards
                                        President and Chief Executive Officer