Form 10QSB
period 1999-09-30
NITTANY FINANCIAL CORP
filed 1999-11-10
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT



                    For the transition period from ___ to ___

                        Commission File Number 333-57277
                       ----------------------------------

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

                                (814) 234 - 7320
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at November 08, 1999: 577,436

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet (Unaudited) as of
               September 30, 1999 and December 31, 1998                        3

           Consolidated Statement of Income (Unaudited)
               for the Nine Months ended September 30, 1999 and 1998           4

           Consolidated Statement of Income (Unaudited)
               for the Three Months ended September 30, 1999 and 1998          5

           Consolidated Statement of Changes in Stockholders'
               Equity (Unaudited)                                              6

           Consolidated Statement of Cash Flows (Unaudited)
               for the Nine Months ended September 30, 1999 and 1998           7

           Notes to Unaudited Consolidated Financial Statements                8

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9-17

PART II  -  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 18

  Item 2.   Changes in Securities                                             18

  Item 3.   Default Upon Senior Securities                                    18

  Item 4.   Submissions of Matters to a Vote of Security Holders              18

  Item 5.   Other Information                                                 18

  Item 6.   Exhibits and Reports on Form 8 - K                                18

SIGNATURES                                                                    19

                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                             September 30,           December 31,
                                                                 1999                    1998
                                                           ------------------       ---------------
ASSETS
Cash and due from banks                                  $           339,986       $       307,443
Interest-bearing deposits with other banks                         3,279,267             5,621,800
Investment securities available for sale                          16,144,042            13,150,768
Investment securities held to maturity  (market
      value of $1,652,336)                                         1,710,672                    -
Loans receivable (net of allowance for loan losses
      of $157,764 and $98,988 )                                   23,748,711             4,424,132
Premises and equipment                                               182,693               126,160
Intangible assets                                                    900,504               941,886
Accrued interest and other assets                                    296,606               218,394
                                                           ------------------        --------------

      TOTAL ASSETS                                       $        46,602,481       $    24,790,583
                                                           ==================        ==============
LIABILITIES
Deposits:
      Noninterest-bearing demand                         $         2,567,289       $       777,400
      Interest-bearing demand                                      4,818,718             2,146,171
      Money market                                                14,035,933             5,409,434
      Savings                                                      1,451,485             1,269,834
      Time                                                        10,387,375             4,389,545
                                                           ------------------        --------------
           Total deposits                                         33,260,800            13,992,384
FHLB advances                                                      8,600,000             5,000,000
Accrued interest payable and other liabilities                       266,551               144,546
Commitment to purchase investment security                                 -               500,000
                                                           ------------------        --------------
      TOTAL LIABILITIES                                           42,127,351            19,636,930
                                                           ------------------        --------------
STOCKHOLDER'S EQUITY
Serial perferred stock, no par value; 5,000,000 shares
      authorized, none issued                                             -                     -
Common stock, $.10 par value, 10,000,000 shares
      authorized; 577,436 issued and outstanding                      57,744                57,744
Additional paid-in capital                                         5,652,145             5,652,145
Retained deficit                                                    (768,729)             (525,650)
Accumulated other comprehensive loss                                (466,030)              (30,586)
                                                           ------------------        --------------
      TOTAL STOCKHOLDERS' EQUITY                                   4,475,130             5,153,653
                                                           ------------------        --------------
      TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                          $        46,602,481       $    24,790,583
                                                           ==================        ==============


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                            Nine Months Ended September 30,
                                                              1999                    1998
                                                        ------------------        --------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                 $           815,577       $             -
Investment securities                                             728,894                     -
Interest-bearing deposits with other banks                         81,010                 1,996
                                                        ------------------        --------------
      Total interest and dividend income                        1,625,481                 1,996
                                                        ------------------        --------------
INTEREST EXPENSE
Deposits                                                          724,560                     -
FHLB advances                                                     240,548                     -
                                                        ------------------        --------------
      Total interest expense                                      965,108                     -
                                                        ------------------        --------------
NET INTEREST INCOME                                               660,373                 1,996
Provision for loan losses                                          60,000                     -
                                                        ------------------        --------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                      600,373                 1,996
                                                        ------------------        --------------
NONINTEREST INCOME
Service fees on deposit accounts                                   88,319                     -
Investment securities gains, net                                    1,342                     -
Other income                                                       25,606                     -
                                                        ------------------        --------------
      Total noninterest income                                    115,267                     -
                                                        ------------------        --------------
NONINTEREST EXPENSE
Compensation and employee benefits                                394,428                79,730
Occupancy and equipment                                           144,625                   439
Data processing                                                    94,452                     -
Goodwill amortization                                              37,427                     -
Professional fees                                                  77,664               104,175
Printing and supplies                                              43,828                   118
Other                                                             166,295                51,066
                                                        ------------------        --------------
      Total noninterest expense                                   958,719               235,528
                                                        ------------------        --------------
Loss before income taxes                                         (243,079)             (233,532)
Income taxes                                                            -                     -
                                                        ------------------        --------------
NET LOSS                                              $          (243,079)      $      (233,532)
                                                        ==================        ==============
LOSS PER SHARE:
      Basic                                           $            ($0.42)      $       ($10.99)(1)
      Diuluted                                                     ($0.42)                  N/A

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                       577,436                21,259
      Diuluted                                                    577,436                   N/A


------------------------
(1) - Loss per share is calculated using the weighted average number of shares outstanding from February 18, 1998, the first date that stock was issued.


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                        Three Months Ended September 30,
                                                           1999                    1998
                                                     ------------------        --------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                              $           410,363       $            -
Investment securities                                          277,890                    -
Interest-bearing deposits with other banks                      20,618                  788
                                                     ------------------        --------------
      Total interest and dividend income                       708,871                  788
                                                     ------------------        --------------
INTEREST EXPENSE
Deposits                                                       310,235                    -
FHLB advances                                                  115,474                    -
                                                     ------------------        --------------
      Total interest expense                                   425,709                    -
                                                     ------------------        --------------
NET INTEREST INCOME                                            283,162                  788

Provision for loan losses                                       60,000                    -
                                                     ------------------        --------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                   223,162                  788
                                                     ------------------        --------------
NONINTEREST INCOME
Service fees on deposit accounts                                32,816                    -
Investment securities gains, net                                     -                    -
Other income                                                    13,362                    -
                                                     ------------------        --------------
      Total noninterest income                                  46,178                    -
                                                     ------------------        --------------
NONINTEREST EXPENSE
Compensation and employee benefits                             158,188               38,017
Occupancy and equipment                                         49,559                    -
Data processing                                                 40,809                    -
Goodwill amortization                                           11,869                    -
Professional fees                                               14,790              100,453
Printing and supplies                                           17,766                    -
Other                                                           66,412               31,773
                                                     ------------------        --------------
      Total noninterest expense                                359,393              170,243
                                                     ------------------        --------------
Loss before income taxes                                       (90,053)            (169,455)
Income taxes                                                         -                    -
                                                     ------------------        --------------
NET LOSS                                           $           (90,053)      $     (169,455)
                                                     ==================        ==============
LOSS PER SHARE
      Basic                                        $            ($0.16)             ($ 6.22)
      Diuluted                                                  ($0.16)                 N/A

WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic                                                    577,436               27,228
      Diuluted                                                 577,436                  N/A


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                     Accumulated
                                                           Additional                   Other             Total           Compre-
                                             Common          Paid-in     Retained   Comprehensive     Stockholders'       hensive
                                              Stock          Capital     Deficit        Loss              Equity            Loss
                                          --------------  ------------  ----------  -------------    ---------------   -------------
Balance, December 31, 1998                $      57,744   $ 5,652,145   $(525,650)  $    (30,586)    $    5,153,653

Net loss                                                                 (243,079)                         (243,079)   $   (243,079)
Other comprehensive loss:
  Unrealized loss on available for
    sale securities
Comprehensive loss                                                                      (435,444)          (435,444)       (435,444)
                                          --------------  ------------  ----------  -------------    ---------------   ------------

Balance, September 30, 1999               $      57,744   $ 5,652,145   $(768,729)  $   (466,030)    $    4,475,130    $   (678,523)
                                          ==============  ============  ==========  =============    ===============   =============





Components of comprehensive loss:                                                         1999
Change in net unrealized loss on                                                          ----
   investment securities available
   for sale                                                                         $   (434,558)
Realized gains included in net
   income, net of tax                                                                       (886)
                                                                                    ------------
Total                                                                               $   (435,444)
                                                                                    ============

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended September 30,
                                                                       1999                    1998
                                                                 ------------------        --------------
OPERATING ACTIVITIES
Net loss                                                       $          (243,079)      $      (233,532)
Adjustments to reconcile net loss to
   net cash used for operating activities:
      Provision for loan losses                                             60,000                     -
      Depreciation, amortization, and accretion,net                        115,049                     -
      Investment securities gains, net                                      (1,342)                    -
      Increase in accrued interest receivable                             (102,554)                    -
      Increase in accrued interest payable                                 132,237                     -
      Other, net                                                            14,110                63,936
                                                                 ------------------        --------------
      Net cash used for operating activities                               (25,579)             (169,596)
                                                                 ------------------        --------------
INVESTING ACTIVITIES
Purchase of one year certificate of deposit                                      -               (10,548)
Investment securities available for sale:
      Purchases                                                         (6,851,792)                    -
      Proceeds from sales                                                  428,554                     -
      Principal repayments                                               2,462,572                     -
Investment securities held to maturity:
      Purchases                                                         (1,945,065)                    -
      Principal repayments                                                 234,768                     -
Net increase in loans receivable                                       (19,395,256)                    -
Purchase of premises and equipment                                         (86,608)               (2,649)
                                                                 ------------------        --------------
      Net cash used for investing activities                           (25,152,827)              (13,197)
                                                                 ------------------        --------------
FINANCING ACTIVITIES
Net increase in deposits                                                19,268,416                     -
Proceeds from long-term FHLB advances                                    3,600,000                     -
Net proceeds from the sale of common stock                                       -               250,000
                                                                 ------------------        --------------
      Net cash provided by financing activities                         22,868,416               250,000
                                                                 ------------------        --------------
      Increase (decrease) in cash and cash  equivalents                 (2,309,990)               67,207

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         5,929,243                29,449
                                                                 ------------------        --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $         3,619,253       $        96,656
                                                                 ==================        ==============
SUPPLEMENTAL CASH FLOW DISCLOSURE
   Cash paid during the year for:
      Interest on deposits and borrowings                      $           832,871       $             -



See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Nittany Financial Corp. (the "Company") includes its wholly-owned subsidiaries, Nittany Bank (the "Bank") and Nittany Asset Management, Inc. All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 1999 or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31,1998, which are incorporated by reference to the Company's Annual Report on Form 10-KSB.

Note 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. At September 30, 1999 there was no dilutive effect on common shares of stock outstanding.

Note 3 - STOCK OPTION PLAN

On October 23, 1998, the Board of Directors adopted a stock option plan for the directors, officers, and employees which was approved by the stockholders on May 24, 1999. An aggregate of 86,615 shares of authorized but unissued common stock of the Company were reserved for future issuance under this plan. The stock options have expiration terms of ten years subject to certain extensions and terminations. The per share exercise price of a stock option shall be, at a minimum, equal to the fair value of a share of common stock on the date the option is granted. Non-qualified and qualified stock options were granted for the purchase of $82,500 shares, exercisable at the market price of $10.00. Of this amount, 48,000 and 34,500 stock options were granted to nonemployee directors and officers and employees, respectively. Options awarded to employees and officers become first exercisable at a rate of 25 percent and for non-employee directors at a rate of 33 1/3 percent annually, commencing on the date of grant.

The following table presents share data related to the outstanding options:

                                                          Weighted-
                                                           average
                                         Stock            Exercise
                                         Options            Price
                                     -------------       ----------

Outstanding, January 1, 1999         $           -      $         -
Granted                                     82,500            10.00
Exercised                                        -                -
Forfeited                                        -                -
                                     -------------      -----------

Outstanding, September 30, 1999      $      82,500      $     10.00
                                     =============      ===========


As permitted under Statement of Financial Accounting Standards No. 123 "Accounting for Stock- based Compensation," the Company has elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. Had compensation expense included stock option plan costs determined based on the fair value at the grant dates for options granted under these plans consistent with Statement No. 123, pro forma net income and earnings per share would not have been materially different than that presented on the consolidated statements of income.

Note 4 - INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                                                            At September 30, 1999
                                        -------------------------------------------------------------
                                                            Gross         Gross          Estimated
                                            Amortized    Unrealized     Unrealized         Market
                                             Cost           Gains         Losses           Value
                                        -------------   ------------  --------------  ---------------
Available for Sale:
U.S. Government agency
  securities                           $    5,794,706  $        -     $    (200,911)   $   5,593,795

Corporate securities                        3,537,025         2,178         (14,725)       3,524,478
Mortgage-backed securities                  6,823,341           -          (252,572)       6,570,769
                                        -------------   ------------   -------------   -------------
  Total debt securities                    16,155,072         2,178        (468,208)      15,689,042
Equity securities                             455,000           -              -             455,000
                                        -------------   ------------   -------------   -------------
  Total                                 $  16,610,072   $     2,178   $    (468,208)   $ 16,144,042
                                        =============   ============   =============   =============

                                                           At September 30, 1999
                                        -------------------------------------------------------------
                                                            Gross          Gross          Estimated
                                          Amortized      Unrealized      Unrealized         Market
                                            Cost            Gains          Losses           Value
                                        -------------   -------------   -------------   -------------
Held to Maturity:
Mortgage-backed securities             $    1,710,672  $        -      $     (58,336)  $    1,652,336
                                        -------------   -------------   -------------   -------------

  Total                                $    1,710,672  $        -      $     (58,336)  $    1,652,336
                                        =============   =============   =============   =============


                                                                 At December 31,1998
                                        -----------------------------------------------------------------------
                                                                Gross               Gross             Estimated
                                            Amortized         Unrealized          Unrealized            Market
                                              Cost              Gains              Losses               Value
                                        -----------------   -------------     --------------      -------------
Available for Sale:
U.S. Government agency
  securities                           $    5,716,790      $      4,048      $      (1,654)       $   5,719,184

Corporate securities                        3,533,210             1,322            (13,295)           3,521,237
Mortgage-backed securities                  3,624,154               -              (21,007)           3,603,147
                                        -------------       -----------       -------------       -------------
  Total debt securities                    12,874,154             5,370            (35,956)          12,843,568
Equity securities                             307,200               -                 -                 307,200
                                        -------------       -----------       -------------       -------------
  Total                                $   13,181,354      $      5,370      $     (35,956)       $  13,150,768
                                        =============       ===========       =============       =============

Note 5 - LOANS

Loans receivable consists of the following:

                                           September 30,       December 31,
                                               1999                1998
                                          ---------------     --------------
Real estate loans:
     Residential                        $   12,826,546     $    1,653,004
     Home equity                             2,275,782            997,740
     Construction                            1,136,733               -
     Commercial                              5,333,254            858,000
Commercial                                     633,309            163,122
Consumer loans                               1,698,449            860,406
                                         --------------     -------------
                                            23,904,073          4,532,272
Less:
     Deferred loan costs (fees), net             2,402             (9,152)
     Allowance for loan losses                (157,764)           (98,988)
                                         -------------      -------------

                    Total               $    23,748,711  $      4,424,132
                                         ==============   ===============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

General

         References in this discussion to "we", "us", and"our" refer to Nittany Bank. In certain instances where appropriate, "we", "us", and "our" refer collectively to Nittany Financial Corp. and Nittany Bank. References in this discussion to "Nittany" refers to Nittany Financial Corp.

         Nittany 's wholly owned subsidiary, Nittany Bank, commenced operations as of October 26, 1998, and its activities have primarily consisted of offering deposits, originating loans and servicing the deposits and loans acquired from First Commonwealth Bank (the "Branch Acquisitions"). Prior to October 26, 1998, our primary activities centered on the formation of Nittany Bank.

On May 24, 1999, Nittany Asset Management, Inc. (the "Asset Management Company") was formed and incorporated as a Pennsylvania corporation. Asset Managment Company is a wholly owned subsidiary of Nittany and was formed for the purpose of offering alternative investment products and investment management services to prospective customers. On August 3, 1999, $10,000 in capital was raised through the issuance of common stock to Nittany, its sole shareholder. Asset Management Company intends to begin service operations in the fourth quarter of 1999.

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the a de novo bank, the ability to control costs and expenses, and general economic conditions. We undertake no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Asset/Liability Management

         Our earnings are primarily dependent on our net interest income. Net interest income is affected by (1) the amount of interest-earning assets and interest-bearing liabilities, (2) rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities, and (3) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities. To measure the relationship of interest-earning assets and interest-bearing liabilities and their impact on our net interest income, we maintain an asset/liability management program.

         One of the principal functions of our asset/liability management program is to monitor the level to which the balance sheet is subject to interest rate risk. The goal of this program is to manage the relationship between interest-earning assets and interest-bearing liabilities to minimize the fluctuations in the net interest spread and achieve consistent growth in net interest income during periods of changing interest rates. We evaluate various interest rate analysis scenarios based upon various assumptions.

         Interest rate sensitivity is the relationship of differences in the amounts and repricing dates of interest-earning assets and interest-bearing liabilities. These differences, or interest rate repricing "gap," provide an indication to the extent to which net interest income could be affected by changes in interest rates. During a period of rising interest rates, a positive gap (when interest-earning assets are greater than interest-bearing liabilities) is desirable. A falling interest rate environment would favor a negative gap position (when interest-earning assets are less than interest-bearing liabilities). However, not all assets and liabilities with similar maturities and repricing opportunities will reprice at the same time or to the same degree. As a result, our gap position is an indicator of our interest rate risk position but does not necessarily predict the impact on our net interest income given a change in interest rate levels.

         The following table sets forth our gap position for September 30, 1999, based upon contractual repricing opportunities or maturities, with variable rate products measured to the date of the next repricing opportunity as opposed to contractual maturities.

                                              Less than
                                                1 year     1-5 years   Over 5 Years   Total
                                                ------     ---------   ------------   -----
Interest-earning assets:                                      (Dollars In Thousands)
  Loans receivable                             $  3,374    $  1,365    $ 19,166      $ 23,905
  Investment securities                           6,979       2,051       8,825        17,855
  Interest bearing deposits with other banks      3,279        --          --           3,279
                                               --------    --------    --------      --------
  Total interest-earning assets                $ 13,632    $  3,416    $ 27,991      $ 45,039
                                               --------    --------    --------      --------

Interest-bearing liabilities
  NOW accounts                                 $  4,819    $   --      $   --        $  4,819
  Money market accounts                          14,036        --          --          14,036
  Savings accounts                                1,451        --          --           1,451
  Certificates of deposit                         5,953       3,869         565        10,387
  FHLB advances                                   8,000         600        --           8,600
                                               --------    --------    --------      --------
  Total interest-bearing liabilities           $ 34,259    $  4,469    $    565      $ 39,293
                                               --------    --------    --------      --------

Excess interest-earning
  assets (liabilities)                         $(20,627)   $ (1,053)   $ 27,426
                                               ========    ========    ========
Cumulative interest-earning assets             $ 13,632    $ 17,048    $ 45,039
Cumulative interest-bearing liabilities          34,259      38,728      39,293
                                               --------    --------   --------
Cumulative gap                                 $(20,627)   $(21,680)   $  5,746
                                               ========    ========   ========
Cumulative interest rate
  sensitivity ratio (1)                            (.40)       (.44)      1.15
                                               ========    ========   ========

--------
(1) Cumulative interest-earning assets divided by cumulative interest-bearing liabilities.

         Average balances are derived from daily averages calculated for the nine months ended September 30, 1999.

                                                For the Nine Months Ended September 30,
                                                ---------------------------------------
                                                            1999
                                                ---------------------------------------
                                                 Average                 Average
                                                 Balance  Interest(1)   Yield/Cost(4)
                                                 -------  -----------   -------------
                                                         (Dollars in thousands)
Interest-earning assets:
  Loans receivable.............................. $14,068    $   816          7.73%
  Investments securities........................  16,436        729          5.91%
  Interest-bearing deposits with other banks....   2,760         80          3.91%
                                                  ------     ------
Total interest-earning assets...................  33,264      1,625          6.52%
                                                              -----
Noninterest-earning assets......................   1,859
Allowance for loan losses.......................   (107)
                                                  -----
Total assets.................................... $35,016
                                                 =======
Interest-bearing liabilities:
  Interest-bearing demand deposits.............. $ 2,975         44          1.96%
  Money market deposits.........................  10,738        393          4.88%
  Savings deposits..............................   1,297         32          3.31%
  Certificates of deposit.......................   6,560        255          5.19%
  Advances from FHLB............................   6,835        241          4.69%
                                                  ------    -------
Total interest-bearing liabilities.............. $28,404        965          4.53%
                                                 -------    -------
Noninterest-bearing liabilities
  Demand deposits............................... $ 1,577
  Other liabilities.............................     219
Stockholders' equity............................   4,815
                                                  ------
Total liabilities and stockholders' liability... $35,016
                                                 =======
Net interest income.............................            $   660
                                                             ======
Interest rate spread (2)........................                             1.99%
Net yield on interest-earning assets(3).........                             2.65%
Ratio of average interest-earning assets to
 average interest-bearing liabilities...........                           117.11%

---------------
(1) Interest income and expense are for the period that banking operations were in effect.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Average yields are computed using annualized interest income and expense for the periods.

Comparison of Financial Condition

         We continued to experience strong growth during the nine-month period ended September 30, 1999 with total assets increasing 88.0% to $46,602,000 from $24,791,000 at December 31, 1998. This growth was stimulated primarily by an increase in loans, net of allowance for loan losses, of $19,325,000, and was funded through growth in various deposit products totaling $19,268,000 and additional Advances from the Federal Home Loan Bank of $3,600,000.

         At the period ended September 30, 1999, total cash and cash equivalents totaled $3,619,000 as compared to $5,929,000 at December 31, 1998. Management maintains a level of cash equivalents which is desirable for meeting the normal cash flow requirements of its customers for the funding of loans and repayment of deposits.

         Investment securities increased $4,704,000 or 35.8% to $17,855,000 at September 30, 1999 from $13,151,000 at December 31, 1998. The growth within the investment portfolio was primarily structured toward mortgage-backed securities with varying maturities between six and twenty-four years. Of the $4,678,000 in mortgage-backed securities growth, management has classified $1,711,000 as held to maturity securities.

         Net loan receivables increased from $4,424,000 at December 31, 1998 to $23,749,000 at September 30, 1999. Of this increase, approximately 93.2% or $18,064,000 was comprised of loans secured by various forms of real estate. The real estate lending growth included $11,174,000 in one-to-four family mortgages and $4,475,000 in commercial real estate. Additionally, $2,415,000 was added during the period in home equity and construction mortgages. Such increases primarily reflected the economic health of our market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. As of September 30, 1999, we had outstanding loan funding commitments of approximately $2.9 million.

         At September 30, 1999, our allowance for loan losses increased approximately $59,000, to $158,000 from $99,000 at December 31, 1998, due to the overall increase in the loan portfolio. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses of other financial institutions in our market area, the impact of economic conditions on borrowers and other relevant factors that may come to the attention of management. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in our loan portfolio, there can be no assurance that future losses will not be required in future periods.

         Deposits increased $19,269,000 or 137.7% to $33,261,000 at September 30, 1999 compared to $13,992,000 at December 31, 1998. The growth was spread among three primary sources: money market accounts of $8,626,000, time deposits of $5,998,000 and demand deposits $4,462,000. Such growth resulted primarily from the marketing efforts of promoting the opening of a new community bank in the State College Area.

         Advances from the Federal Home Loan Bank increased $3,600,000 to $8,600,000 at September 30, 1999 compared to $5,000,000 at December 31, 1998.
Management applied approximately $3,000,000 of this increase in borrowed funds to purchase investment securities. The positive spreads between the earnings on investments purchased and the related expenses incurred on borrowed funds will provide an additional source of income. Of the $8,600,000 of advances from the Federal Home Loan Bank, approximately $8,000,000 is due to mature or reprice within the next year and are comprised of LIBOR- based floating rate credit arrangements. During the third quarter of 1999, $517,000 of the deposit growth was used to pay down borrowed funds comprised almost exclusively of Federal Home Loan Bank advances.

         At September 30, 1999, accumulated other comprehensive loss increased $435,000, to a loss of $466,000 from a loss of $31,000 at December 31, 1998. The increase in loss resulted from the fluctuation in market value of our investment in available for sale securities. See Note 3 to the consolidated financial statements. Because of interest rate volatility, accumulated other comprehensive loss and stockholders' equity could materially fluctuate for each interim period and year-end period. The decrease in market value of the investment securities available for sale is considered temporary in nature and will not affect our net income until the securities are sold. We plan to hold these securities until maturity or until the market values of these securities increase. Accordingly, we do not expect, though there is no assurance, that our investment in these securities will affect net income in future periods.

Results of Operations

         Net interest income for the three and nine months ended September 30, 1999 was $283,000 and $660,000, respectively. The interest rate spread for the three and nine month periods ended September 30, 1999 was 2.07% and 1.99%, respectively. Despite a slight increase in general interest rate levels during the period, both interest income and expense were driven by increases in average balances of interest-earning assets and interest-bearing liabilities. Of the $22,966,000 and $23,545,000 increase in average interest-earning assets and interest-bearing liabilities, respectively, during the three month period ended September 30, 1999, $19,357,000 and $15,745,000, were primarily the result of loan and deposit growth, respectively. In comparison, loan and deposit growth during the nine month period ended September 30, 1999 of $12,392,000 and
$9,826,000, respectively, were the primary factors accounting for the $14,446,000 and $15,829,000 increase in average interest-earnings assets and interest-bearing liabilities, respectively. As noted previously, this growth is a response to the overall economic health of our market area, and the strategic, service-oriented marketing approach taken by management to meet the both the lending and deposit needs of the area.

         Non-interest income the three and nine month periods ending September 30, 1999 was $46,000 and $115,000, respectively. Non-interest income items are primarily comprised of normal service charges and fees on deposits, along with fee income derived from ATM surcharges. Such amounts have progressively increased during each quarter of 1999 as the number of deposit accounts and volume of related transactions have increased.

         Non-interest expense for the three and nine month periods ending September 30, 1999 was $359,000 and $959,000, respectively. Non-interest expenses are comprised primarily of employee compensation and benefits, occupancy and equipment, data processing, and other non-interest expenses. These costs are the result of operating a larger organization, including the necessary investments in skilled employees, facilities and technology; as well as contracting the services of a third party processor for check and deposit activity and transaction processing costs related to the two ATM's. Included in other non-interest expense for the three and nine months ended September 30, 1999, is a non-recurring charge of $41,000. This charge relates to additional expenses incurred in connection with our Branch Acquisitions.

Liquidity and Capital Resources

         Management monitors both Nittany's and Nittany Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1999, we exceeded our minimum risk-based and leverage capital ratio requirements. Nittany and Nittany Bank's Total risk-based, Tier I risk-based and Tier I leverage ratios were 12.9%, 12.4%, 8.7% at September 30, 1999.

Year 2000 Readiness

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

         Management and the Board of Directors has viewed the year 2000 initiative as a high priority of the Company and considers itself adequately prepared for the date change. We continue to aggressively pursue appropriate solutions and assurances with regard to compliance of all potentially affected applications by the year 2000. The five phases of awareness, assessment, renovation, validation and implementation have been completed by September 30, 1999.

         Late in 1998, we organized a Y2K Readiness Committee comprised of senior managers of the bank along with various key personnel in all departments. Working through the various stages of Y2K compliance did not adversely affect our business plan for 1999 or delay any planned technology projects.
It has not been necessary for us to hire any external consultants.

         During the awareness phase, we provided the Board of Directors with monthly updates and received input from our board members. The process of gathering and sharing information included customers, employees and management. The process was directed by an internal employee assigned the responsibility for coordination in conjunction with a year 2000 team comprised of employees at all levels of Nittany Bank. Brochures, mailings and statements stuffers were used to keep customers abreast of the issues related to the year 2000. During the fourth quarter, we will continue to work with customers to prepare and inform them of the various risk issues associated with the date change.

         The process of assessment was completed in the fourth quarter of 1998 and included the inventorying of all hardware and software and the identification of all systems, vendors and other services which could be affected by the date change. Our year 2000 committee then determined which items were "mission critical" and ranked them with our highest priority. All outside vendors and commercial loan customers were asked to provide written documentation of their compliance and complete a survey prepared by the bank. Additionally, testing of internal equipment and services, such as fax machines, computers and security equipment was completed.

         The core processing system of Nittany Bank was determined to be the most critical item that could affect us. A third party service bureau (the "service bureau") provides Nittany Bank with all of the material data processing that could be affected by this problem. The third party service bureau has provided Nittany Bank with information and testing opportunities that management deems to be adequate in supporting their claim of year 2000 readiness.
Additionally, the service bureau has provided us with a detailed contingency plan for Nittany Bank, in case problems arise after the first day of January 2000. The core application software vendor, whose products are used by the service bureau, has obtained ITAA*2000 certification, which indicates that the software has the core capabilities needed to handle the Year 2000 challenge.

         As a new operation opened during the awareness of the year 2000 issue, Nittany Bank was cognizant of the issues as new equipment and vendors were implemented. As such, the estimated costs associated with addressing the year 2000 issue were estimated not to exceed $10,000. To date, less than $5,000 has been expended.

         The validation phase included extensive testing of all hardware, software and systems provided by third party vendors. As of September 30, 1999, all "mission critical" core applications have been sufficiently upgraded and/or replaced.

         All commercial borrowers of Nittany Bank with aggregate balances exceeding $100,000 have completed a risk assessment questionnaire and management determined the risk associated with such borrowers to be low.

         A Contingency and Business Resumption Plan was adopted by the Board of Directors in August 1999. The most realistic risk posed to us is the possible liquidity risk associated with large year-end customer withdrawals. We have addressed the contingency plan for such risk and are prepared to meet expected cash demands that may occur. Various agreements and sources of liquidity are in place, if needed. However, year 2000 issues could affect our liquidity if customer withdrawals in anticipation of the year 2000 are greater than expected. Customer awareness continues to be a priority and we expect to provide additional communication to our customers leading up to the year 2000 date change.

         Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with us, such as customers, vendors, payment system providers, utility companies, and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material impact on our financial statements.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("Statement No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133 supersedes the disclosure requirements in Statements No. 80, 105 and 119. Statement of Financial Accounting Standards No. 137 deferred the effective date of this statement to fiscal years beginning after June 15, 2000. The adoption of Statement No. 133 is not expected to have a material impact on the financial position or results of Nittany.

         In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("Statement No. 134"). This statement amends FASB Statement No. 65 "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. Statement No. 134 is effective January 1, 1999. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of Nittany.

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

Item 5.    Other information

                  None

Item 6.    Exhibits and Reports on Form 8-K

           (a)    The following exhibits are incorporated herein by reference:

                  3(i)   Amended Articles of  Incorporation of Nittany Financial
                         Corp.**
                  3(ii)  Bylaws of Nittany Financial  Corp.**
                  4      Specimen Stock Certificate of Nittany Financial Corp.**
                  10     Employment Agreement between the Bank and David Z.
                         Richards**
                  10.1   Stock Option Plan
                  27     Financial Data Schedule (electronic data filing only)

                  -------------------
                  ** Incorporated by reference to the identically numbered
                     exhibit to the registration statement Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

           (b)    Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                     NITTANY FINANCIAL CORP.


Date: November 10, 1999              By:   /s/David Z. Richards
                                           -------------------------------------
                                           David Z. Richards
                                           President and Chief Executive Officer
                                           (Chief Accounting Officer)