Form 10KSB40
period 1999-12-31
NITTANY FINANCIAL CORP
filed 2000-03-28
CIK 1059189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1999
                               -----------------

                                       OR

[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                  to             .
                                        ------------    ------------

Commission File No. 333-57277

                             Nittany Financial Corp.
                     --------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                              23-2925762
---------------------------------------------          ------------------
(State or Other Jurisdiction of Incorporation           I.R.S. Employer
or Organization)                                       Identification No.

116 East College Avenue, State College, Pennsylvania        16801
----------------------------------------------------    --------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's Telephone Number, Including Area Code:         (814) 234-7320
                                                        --------------

Securities registered under to Section 12(b) of the Exchange Act:      None
                                                                   ------------

Securities registered under to Section 12(g) of the Exchange Act:      None
                                                                   ------------

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

         State issuer's revenues for its most recent fiscal year.  $2,618,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock on March 1, 2000 was $4.7 million.

         As of March 1, 2000, there were issued and outstanding 699,004 shares of the Registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):  YES     NO X
                                                                       ---   ---

                    DOCUMENTS INCORPORATED BY REFERENCE. None

                                     PART I

         Certain statements contained herein are forward-looking and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of the Company (as defined below), and the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations and interpretations thereof, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on the Company's behalf.

Item 1 - Business
-----------------

         Nittany Financial Corp. ("Nittany") is a holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At December 31, 1999, the business operations of Nittany included two operating subsidiaries (collectively defined as the "Company"), as follows:

         o Nittany Bank (or the"Bank") commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices at 116 East College Avenue and 1276 North Atherton, State College, Pennsylvania.

         o Nittany Asset Management, Inc. ("Nittany Asset Management") was formed in May 1999 primarily to offer various types of investment products and services. This subsidiary is headquartered at 1276 North Atherton, State College, Pennsylvania and began operations in November 1999.

         On December 10, 1999, Nittany commenced an additional common stock offering to sell up to 230,000 shares of its common stock at $11.00 per share. The offering is not underwritten and is not subject to the sale of any minimum number or dollar amount of shares. The offering will terminate no later than March 31, 2000. At December 31, 1999, Nittany sold and issued 79,040 shares increasing the Company's outstanding common shares to 656,476 shares. The aggregate net proceeds from the offering were $820,235, of which $800,000 was contributed as capital to Nittany Bank. See "Item 5 -- Market for Common Equity and Related Stockholder Matters."

         The Company's core business activities primarily consists of residential real estate lending, consumer lending, commercial lending, and retail deposits. At December 31,1999, the Company had assets of $50.0 million, loans receivable of $28.2 million, deposits of $35.6 million, and stockholders' equity of $5.2 million. Nittany Asset Management was not a material component of the Company for the year ended December 31, 1999.

Competition

         The Company experiences substantial competition both in attracting and retaining deposits and in making loans. Its most direct competition is in the Company's market area of Centre County (which includes the borough of State College and the surrounding townships of College, Ferguson, Halfmoon, Harris and Patton) which is a highly competitive market for financial services. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than the Company has and are able to offer certain services that the Company currently is not able to offer. In particular, Centre County, is served almost entirely by large, regional financial institutions, almost all of which are headquartered out of the area. These financial institutions include Mellon Bank, NA (Pittsburgh, PA), Sovereign Bank (formerly Core States, Reading, PA), Northwest Savings Bank (Warren, PA), PNC Bank (Pittsburgh, PA), First Commonwealth Bank (Indiana, PA), Omega Bank (State College, PA), Keystone Financial Bank (Harrisburg, PA) and Reliance Bank (Altoona, PA). The area also includes Corning Employees Credit Union, Penn State Federal Credit Union, SPE Federal Credit Union and State College Federal Credit Union. Nittany Bank is the only FDIC-insured financial institution headquartered and operated in State College. The Company also competes for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and private lenders.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's portfolio by type of loan and in percentage of the respective portfolios at the dates indicated.

                                                              At                             At
                                                      December 31, 1999              December 31, 1998
                                              ------------------------------ ----------------------------------
                                                   Amount          Percent        Amount            Percent
                                              ----------------- ------------ ----------------- ----------------
                                                                   (Dollars in Thousands)
Type of Loans:
--------------
Real Estate Loans:
  One- to- four family...................          $15,490           54.98%         $1,653            36.47%
  Commercial ............................            6,504           23.09             858            18.93
  Home equity............................            2,377            8.44             998            22.02
  Construction...........................              747            2.65              --               --
Commercial...............................            1,638            5.81             163             3.60
Consumer ................................            1,417            5.03             860            18.98
                                                   -------          ------          ------           ------
     Total...............................           28,173          100.00%          4,532           100.00%
                                                                    ======                           ======
Less:
Deferred loan (costs) fees, net..........                7                               9
Allowance for possible loan losses.......              187                              99
                                                   -------                          ------
     Total loans, net....................          $27,979                          $4,424
                                                   =======                          ======


Loan Maturity Tables

         The following table sets forth by scheduled repricing dates or the contractual maturity dates the Company's loan portfolio at December 31, 1999. The table does not include prepayments or scheduled principal repayments.

                                               Due after
                                  Due within   1 through  Due after
                                    1 year      5 years    5 years    Total
                                    ------      -------    -------    -----
                                                  (In thousands)
Real Estate Loans:
  One- to- four family......        $   78       $1,434    $13,978   $15,490
  Commercial................            --        4,594      1,910     6,504
  Construction..............           747           --         --       747
  Home equity...............           810          318      1,249     2,377
Commercial..................           663          849        126     1,638
Consumer ...................           574          633        210     1,417
                                     -----        -----     ------    ------
Total amount due                    $2,872       $7,828    $17,473   $28,173
                                     =====        =====     ======    ======

         The following table sets forth dollar amount of all loans at December 31, 1999, due after December 31, 2000, which have fixed interest rates and floating or adjustable interest rates.

                                                     Floating or
                                Fixed Rates       Adjustable Rates       Total
                             ------------------- -----------------    ----------
                                                    (In thousands)
One- to- four family.......      $ 6,042              $ 9,370          $15,412
Commercial real estate.....        1,511                4,993            6,504
Home equity................        1,567                   --            1,567
Commercial.................          532                  443              975
Consumer...................          843                   --              843
                                  ------               ------           ------
         Total.............      $10,495              $14,806          $25,301
                                  ======               ======           ======

         One- to- Four Family Lending. The Company's one- to- four family residential mortgage loans are secured by property located in its market area. The Company generally originate one- to- four family residential mortgage loans in amounts up to 90% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. Additionally, the Company generally originates and retains fixed rate and adjustable rate loans for retention in its portfolio. Currently, the Company's one- to- four family loan portfolio consists of adjustable rate loans with fixed rate periods of up to 7 years (three years for non-owner occupied), with principal and interest calculated using a maximum 30 year (owner occupied) or 25 year (non-owner occupied) amortization period. After the initial fixed rate period is completed, such loans reprice every year.

         All of the one- to- four family mortgages include "due on sale" clauses, which are provisions that give the Company the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Property appraisals on real estate securing the Company's one- to- four family residential loans are made by state certified and licensed independent appraisers approved by the Board of Directors.

Appraisals are performed in accordance with applicable regulations and policies. At the Company's discretion, title insurance is either obtained or an attorney's certificates of title is obtained on all first mortgage real estate loans originated. In some instances, a fee is charged equaled to a percentage of the loan amount (commonly referred to as points).

         Construction Loans. The Company originates loans to finance the construction of one- to- four family dwellings. Generally, construction loans to individuals are made only if the Company also makes the mortgage loan on the property. Construction loans to individuals are underwritten similar to those for residential mortgage loans. The Company makes construction loans to builders on a limited basis. Construction loans to builders generally have terms of up to one year and interest rates which are slightly higher than normal residential mortgage loans. These loans generally are adjustable rate loans.

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Commercial Real Estate Loans. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) in the Company's market area. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property and are secured by improved property such as office buildings, retail stores, warehouse, church buildings and other non-residential buildings, most of which are located in the Company's market area. Commercial real estate loans are generally made at rates which adjust above the treasury interest rate or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 25 years.

         Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to- four family residential mortgage loans. Of primary concern, is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

         Commercial Business Loans. Commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. Commercial business loans are generally made to small and mid-sized companies located within the Company's primary lending area. In most cases, additional collateral of equipment, accounts receivable, inventory, chattel or other assets is required before the Company makes a commercial business loan.

         Consumer. The Company's consumer loan portfolio includes various types of secured and unsecured consumer loans including home equity lines of credit and automobile loans (new and used). Consumer loans generally have terms of one year to ten years, some of which are at fixed rates and some of which have rates that adjust periodically.

         Consumer loans are advantageous to the Company because such loans generally have higher rates of interest and shorter terms, but they also involve more credit risk than residential mortgage loans because of the higher potential of defaults and the difficulties involved in disposing of any collateral.

         Loan Approval Authority and Underwriting. The Company has established various lending limits for its officers and also maintain a loan committee. The loan committee is comprised of the Chairman of the Board, the President, an Executive Loan Officer and two non-employee members of the Board of Directors. The President has authority to approve applications for mortgage loans up to $300,000, secured loans up to $200,000 and unsecured loans up to $125,000. The Executive Loan Officer has authority to approve mortgage loans up to $250,000, secured loans up to $150,000 and unsecured loans up to $100,000. Additionally, the President, together with the Executive Loan Officer have authority to approve applications for real estate loans up to $400,000, secured loans up to $300,000 and unsecured loans up to $150,000. Personal banking officers generally have authority to approve loan applications between $5,000 and $75,000, depending upon the loan collateral and type of loan. The loan committee considers all applications in excess of the authorized lending limits of the employee officers and the entire Board of Directors ratifies all such loans.

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

         Loan Commitments. Commitments to extend credit are arrangements to lend to the customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available personal and commercial lines of credit, undisbursed construction funding, and various loans approved but not yet funded. At December 31, 1999, loan commitments totalled $5,731,000.

Nonperforming and Problem Assets

         Loan Delinquencies. When a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If such payment is not received by month end, an additional notice of nonpayment is sent to the borrower. After 60 days, if the mortgage loan continues to be delinquent, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. If the mortgage loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, foreclosure proceedings will be initiated.

         Loans are reviewed and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the Company's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At December 31, 1999, the Company had no nonperforming loans or problem assets.

         A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. The Company has determined that first mortgage loans on one- to- four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are collectively evaluated. Additionally, the Company has determined that an insignificant delay (less than 90 days), will not cause a loan to be classified as impaired and a loan is not impaired during a period of delay in payment, if it expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All loans identified as impaired are evaluated independently by the Company. The Company estimate credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is derived from the sale or operation of such collateral. Impaired loans, or portions of such loans, are charged off when the Company determines that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income. At December 31, 1999, the Company had no impaired loans.

         Classified Assets. OTS regulations provide for a classification system for problem assets of savings banks which covers all problem assets. Under this classification system, problem assets of savings banks such as us are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

         When a savings bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings bank classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings bank's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital. At December 31, 1999, the Company had no classified assets.

         Allowances for Loan Losses. The Company's allowance for loan losses is intended to be maintained at a level sufficient to absorb all estimable and probable losses inherent in the loans receivable portfolio. In determining, the appropriate level of the allowance for loan losses and, accordingly, the level of the provision for loan losses, management reviews its loans receivable portfolio on at least a monthly basis, taking into account: (i) known and inherent risks in the portfolio, (ii) adverse situations that may affect the borrower's ability to repay, (iii) the estimated value of any underlying collateral, and (iv) current economic conditions.

         While the Company believes that the allowance for loan losses is adequate, additions to the allowance for loan losses may be necessary in the event of future adverse changes in economic and other conditions that the Company is unable to predict. In addition, the determination of the amount of the allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance. Any increase in the loan loss allowance required by the OTS would have a negative impact on the Company's earnings.

         The following table illustrates the allocation of the allowance for loan losses for each category of loan for the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Company's use of the allowance to absorb losses in other loan categories.

                                                              At
                                                         December 31,
                                  ----------------------------------------------------
                                           1999                      1998
                                  -------------------------    -----------------------
                                               Percent of                Percent of
                                                Loans in                  Loans in
                                                  Each                      Each
                                               Category to               Category to
                                    Amount     Total Loans     Amount    Total Loans
                                  ---------- --------------    ------- ---------------
                                                  (Dollars In Thousands)
Type of Loans:
-------------
Real Estate Loans:
    One- to- four family........   $103            54.98%       $30          36.47%
    Commercial real estate......     47            23.09         36          18.93
    Home equity.................     16             8.44          5          22.02
    Construction................     --             2.65         --             --
Commercial......................     12             5.81         10           3.60
Consumer........................      9             5.03         18          18.98
                                    ---           ------         --          -----
           Total................   $187           100.00%       $99         100.00%
                                   ====           ======        ===         ======

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated.


                                                                  At
                                                             December 31,
                                                        -----------------------
                                                          1999          1998
                                                        -------        -------
                                                        (Dollars In Thousands)
Total loans outstanding...........................      $28,173        $4,532
                                                         ======         =====
Average loans outstanding.........................      $17,127        $1,676
                                                         ======         =====

Allowance balance at beginning of period..........      $    99        $   --
Provision:
Real estate loans.................................           89            76
Commercial........................................            6             5
Consumer..........................................            4            19
Charge-offs:
Real estate loans.................................           --            --
Commercial........................................           --            --
Consumer..........................................          (11)           (1)
Recoveries:
Real estate loans.................................           --            --
Commercial........................................           --            --
Consumer..........................................           --            --
                                                        -------        ------

Allowance balances at end of period...............      $   187        $   99
                                                        =======        ======
Allowance for loan losses as a percent of total
loans outstanding.................................         .66%         2.18%
                                                        =======        ======
Net loans charged off as percent of average loans
outstanding.......................................         .06%          .06%
                                                        =======        ======

Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 1999, the Company had securities classified as "held to maturity" and "available for sale" in the amount of $1.7 million and $15.9 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 1999, the Company's securities available for sale had net unrealized losses of $546,000. These net unrealized losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the portfolio. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 1999, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) collateralized mortgage obligations, (vi) banker's acceptances, (vii) certificates of deposit, and
(viii) investment grade corporate bonds, commercial paper and mortgage derivative products. The Board of Directors may authorize additional investments.

         As a source of liquidity and to supplement the Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like the Company. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

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

         The Company also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FNMA, FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage- backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

         Securities Portfolio. The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated:

                                                               At
                                                        December 31, 1999
                                                    ------------------------
                                                     1999             1998
                                                    -------         -------
                                                       (In Thousands)
Securities available for sale:
  U.S. government agency securities..........       $ 5,541         $ 5,719
  Corporate securities.......................         3,526           3,521
  Collateralized mortgage obligations........         4,393              --
  Mortgage-backed securities.................         1,937           3,604
  FHLB stock.................................           475             307
Securities held to maturity:
  Mortgage-backed securities.................         1,675              --
                                                    -------         -------
Total investment securities..................       $17,547         $13,151
                                                    =======         =======

         The following table sets forth information regarding the scheduled maturities, carrying values, estimated fair values, and weighted average yields for the Company's investment securities portfolio at December 31, 1999 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                  As of December 31, 1999
                      --------------------------------------------------------------------------------------------------------------
                                                More than            More than
                             Within               One to              Five to            More than
                            One Year            Five Years           Ten Years           Ten Years     Total Investment Securities
                      -------------------  -------------------  ------------------  -----------------  -----------------------------
                       Carrying  Average   Carrying    Average  Carrying   Average  Carrying  Average  Carrying  Average     Market
                        Value     Yield     Value       Yield    Value      Yield    Value     Yield    Value     Yield      Value
                        -----     -----     -----       -----    -----      -----    -----     -----    -----     -----      -----
U.S. government
  agency securities...   $ --        --%    $1,543       5.64%  $3,998      6.12%    $  --        --%   $5,541    5.99%      $5,541
Corporate
  securities..........     --        --        494       5.85       --        --     3,032      6.75     3,526     6.63       3,526
Collateralized
   mortgage
   obligations........     --        --         --         --       --        --     4,393      6.83     4,393     6.83       4,393
Mortgage-backed
  securities..........     --        --         --         --      785      5.84     2,827      6.19     3,612     6.12       3,537
FHLB stock............    475      6.75         --         --       --        --        --                 475     6.75         475
                         ----               ------              ------             -------             -------              -------
   Total investment
     securities.......   $475      6.75%    $2,037       5.69%  $4,783      6.08%  $10,252      6.63%  $17,547    6.19%     $17,472
                         ====      ====     ======       ====   ======      ====   =======      ====   =======    ====      =======

Sources of Funds

         Deposits are the Company's major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and maturities of investment securities and mortgage-backed securities and, to a much lesser extent, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a selection of deposit instruments including checking and savings accounts, money market accounts, and term certificate accounts. IRA accounts and NOW accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate.

         The interest rates paid by the Company on deposits are set at the direction of senior management. Interest rates are determined based on the
Company's liquidity requirements, interest rates paid by the Company's competitors, and the Company's growth goals and applicable regulatory restrictions and requirements. At December 31, 1999, the Company had no brokered deposits.

         The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                       Certificates
Maturity Period                         of Deposits
---------------                         -----------
                                      (In thousands)
Within three months                        $  949
Three through six months                      603
Six through twelve months                     200
Over twelve months                            685
                                           ------
                                           $2,437
                                           ======

         Borrowings. The Company may obtain advances (borrowings) from the FHLB of Pittsburgh ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are secured by investments held in safe keeping at the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Company may also access the Federal Reserve Bank discount window to supplement the Company's supply of lendable funds and to meet deposit withdrawal requirements.

         The following table sets forth information concerning borrowings during the periods indicated.

                                                    At or For the Years Ended
                                                           December 31,
                                                       -------------------
                                                          1999      1998
                                                          ----      ----
                                                     (Dollars in Thousands)
FHLB advances:
  Ending balance ................................       $8,600     $5,000
  Average balance during the period..............        7,290        832
  Maximum month-end balance during the period....        9,100      5,000
  Average interest rate during the period........         4.97%      4.39%
  Weighted average rate at period end............         6.40%      4.32%

Employees

         At December 31, 1999 the Company had 13 full-time and 2 part-time employees. None of the employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Nittany and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Legislation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         Despite its sweeping reform of the nation's banking industry, however, the Act will have few direct effects on the operations or powers of most savings associations or savings and loan holding companies. The Act terminates the "unitary thrift holding company exemption" on a prospective basis and generally prohibits new savings and loan holding companies from engaging in nonfinancial activities or affiliating with a nonfinancial entity. However, as a grandfathered unitary thrift holding company, the Company will retain its unrestricted authority to engage in nonfinancial activities.

         The Act also imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

Regulation of Nittany

         Nittany (the "Company") is a unitary savings and loan holding company subject to regulatory oversight by the OTS. Accordingly, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and the Company's non-savings association subsidiary, Nittany Asset Management, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of Nittany Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Company's Board of Directors on any deficiencies that are found in the Company's operations. The Bank's relationship with its depositors and borrowers are also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Company's mortgage documents.

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

         The deposit accounts held by the Bank are insured by the BIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the BIF. The FDIC also maintains another insurance fund, the Savings Institution Insurance Fund ("SAIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. The maximum amount of loans which the Bank is able to make to any one borrower may not exceed the greater of $500,000 or 15% of the bank's unimpaired capital and surplus. As of December 31, 1999, the Bank's lending limit to any one borrower was $755,000. The Bank may lend an additional 10% of its unimpaired capital and surplus if the loan is fully secured by readily marketable collateral. The Bank commonly originates loans in excess of this limit by selling a participation interest in the loan to other financial institutions.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets (or 3.0% if the institution is rated composite 1 under the OTS examination rating system) and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. Nittany Bank significantly exceeds all minimum regulatory capital requirements. Additionally, in accordance with the FDIC order approving the Bank's application for Federal Deposit Insurance, the Bank must maintain a ratio of Tier 1 capital to average assets of at least 8% for a period of three years, from the opening of Nittany Bank on October 26, 1998. At December 31, 1999, the Bank exceeded its minimum risk-based and leverage capital ratios requirements. The Bank's Total risk-based, Tier I risk-based, core capital and tangible capital ratios were 17.8%, 17.2%, 9.8% and 9.8%, respectively.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as Nittany Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution, and need only file a notice, if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations,
(2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that calendar year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 1999, the Bank was in compliance with the QTL requirements.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1999, the Bank was in compliance with OTS liquidity requirements.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank was in compliance with these Federal Reserve Board requirements through its accounts at the FHLB.

Item 2. Description of Property
-------------------------------

(a)      Property.

         The Company operates from its main office and one branch office. Both properties are leased. See "Item 1. Business"

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Company's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. Nittany Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

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

Item 3. Legal Proceedings
-------------------------

         From time to time, the Company may become involved in litigation as an incident to its business. the Company is presently not included in any litigation.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year.


                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

         (a) Nittany's common stock is listed on the Electronic Bulletin Board under the symbol "NTNY." E.E. Powell & Co., Inc., Ryan Beck & Co., and Hopper Soliday & Co. have acted as market makers for the common stock. These market makers have no obligation to make a market for Nittany's common stock, and they may discontinue making a market at any time.

         The information in the following table indicates the high and low closing prices for the common stock, based upon information provided by the market makers. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, do not reflect actual transactions, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers.


                                                            High       Low
                                                            ----       ---

1999
----

Fourth Quarter..........................................    11.25      9.50
Third Quarter...........................................    11.75     10.50
Second Quarter..........................................    11.75     10.38
First Quarter...........................................    11.25     10.38


1998
----

Fourth Quarter..........................................    12.00     10.50
Third Quarter (October 23, 1999 - October 26, 1999).....    10.00     10.00

         Nittany currently has no intention of paying cash dividends in the foreseeable future. Payment of cash dividends is conditioned on earnings, financial condition, cash needs, the discretion of the Board of Directors and compliance with regulatory requirements. The's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect of such payment would cause its regulatory capital to be reduced below the regulatory requirements imposed by the OTS. The number of shareholders of record of common stock as of December 31, 1999, was approximately 478, which included the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

         (b)  Use of Proceeds from Registered Securities

              (1) the effective  date of the Form SB-2 was December 6, 1999, and the Commission file number was 333-90793.

              (2) The offering commenced on December 10, 1999.

              (3) Not applicable.

              (4) (i) The offering has not terminated. The offering is expected to terminate on March 31, 2000.
                  (ii)     The name of the managing underwriter: None
                  (iii)    Common stock, par value $.10 per share was
                           registered;
                  (iv) Amount registered - 230,000 shares (of which 67,562 were previously registered and remained unsold at the time of the offering).
                           Aggregate price of offering amount registered - $1,786,816; Amount sold - 79,040 on December 31,
                           1999; 42,528 on February 3, 2000. Aggregate offering price of stock sold as of February 3, 2000 - $1,337,248
                  (v) Expenses of the offering which were direct or indirect payments to others;
                           Expense paid to and for underwriters: None
                           Other expenses - $49,205;
                           Total expenses - $49,205;

                  (vi)     Net offering proceeds - $1,288,043;
                  (vii)    Direct or indirect payments to affiliates:
                           Purchase  outstanding  stock  of  subsidiary  bank  -
                           $1,152,000;   Noninterest   checking   account   with
                           subsidiary bank - $135,235
                  (viii)   Not applicable

Item  6.  Management's Discussion and Analysis
----------------------------------------------

General

         Nittany Bank commenced operations as of October 26, 1998, and its activities have primarily consisted of offering deposits, originating loans and servicing the deposits acquired from First Commonwealth Bank (the "Branch Acquisitions"). Prior to October 26, 1998, the Nittany's primary activities centered on the formation of Nittany Bank.

         On May 24, 1999, Nittany Asset Management was formed and incorporated as a Pennsylvania corporation. Nittany Asset Management is a wholly-owned subsidiary of the Company and was formed for the purpose of offering alternative investment products and investment management services to prospective customers. On August 3, 1999, $10,000 in capital was raised through the issuance of Common Stock to Nittany, its sole shareholder. Nittany Asset Management began service operations in November 1999.

         On December 10, 1999, Nittany commenced an additional common stock offering to sell up to 200,000 shares of its common stock at $11.00 per share. The offering is not underwritten and is not subject to the sale of any minimum number or dollar amount of shares. The offering will terminate no later than March 31, 2000. At December 31, 1999, Nittany sold and issued 79,040 shares increasing the Company's outstanding common shares to 656,476 shares. The aggregate net proceeds from the offering through December 31, 1999 were $820,235, of which $800,000 was contributed as capital to Nittany Bank.

Asset/Liability Management

         The Company's net interest income is sensitive to changes in interest rates, as the rates paid on interest-bearing liabilities generally change faster than the rates earned on interest-earning assets. As a result, net interest income will frequently decline in periods of rising interest rates and increase in periods of decreasing interest rates.

         The Company seeks to manage interest rate sensitivity through its asset and liability committee which is comprised of members of management and the board of directors. The committee generally meets quarterly to monitor the impact of interest rate risk and develops strategies to manage its liquidity, shorten the effective maturities of certain interest earning assets and increase the effective maturities of certain liabilities, to reduce the exposure to interest rate fluctuations. These strategies include focusing its investment activities on short and medium-term securities, emphasizing shorter-term loans and loans with adjustable rate features and maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates and utilizing deposit marketing programs to adjust the term or repricing of its liabilities.

Net Portfolio Value

         The Company computes amounts by which the net present value of cash flow from assets, liabilities and off balance sheet items ("net portfolio value" or "NPV") would change in the event of a range of assumed changes in market interest rates. The Interest Rate Sensitivity of Net Portfolio Value Report shows the degree to which balance sheet line items and net portfolio value are potentially affected by a 100 to 300 basis point (1/100th of a percentage point) upward and downward parallel shift (shock) in the Treasury yield curve.

         The following table represents the Company's NPV at December 31, 1999. The NPV was calculated by the OTS, based upon information that the Company provided to the OTS.


                        Changes in Rates       NPV Ratio%(1)    Change(2)
                        ----------------       -------------    ---------
                               +300 bp              6.12         -471 bp
                               +200 bp              8.00         -284 bp
                               +100 bp              9.50         -133 bp
                             Unchanged             10.84           --
                               -100 bp             11.72           88 bp
                               -200 bp             12.48          164 bp
                               -300 bp             13.43           260bp


------------
(1)  Calculated as the estimated NPV divided by present value of total assets.
(2) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         The calculations in the above table indicate that the Company's net portfolio value are likely to be adversely affected by increases in interest rates but are likely to be favorably affected by decreases in interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.
Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Comparison of Financial Condition

         The Company has continued to experience strong growth during the year ended December 31, 1999 with total assets increasing 101.9% to $50,045,000 from $24,791,000 at December 31, 1998. This growth was stimulated primarily by an increase in loans, net of allowance for loan losses, of $23,556,000 and was funded through growth in various deposit products totaling $21,791,000 and a net increase in advances from the Federal Home Loan Bank of $3,600,000.

         At the year ended December 31, 1999, total cash and cash equivalents totaled $3,058,000 as compared to $5,929,000 at December 31, 1998. Management maintains a level of cash equivalents which is desirable for meeting the normal cash flow requirements of its customers for the funding of loans and repayment of deposits.

         Total investment securities increased $4,396,000 or 33.4% to $17,547,000 at December 31, 1999 from $13,151,000 at December 31, 1998. The growth within the investment portfolio was primarily structured toward mortgage-backed securities and collateralized mortgage obligations with varying maturities between 6 and 29 years.

         Net loan receivables increased from $4,424,000 at December 31, 1998 to $27,980,000 at December 31, 1999. Of this increase, approximately 91.7% or $21,609,000 was comprised of real estate loans. The real estate lending growth included $14,474,000 in one- to- four family mortgages and $5,756,000 in commercial real estate. Additionally, $1,379,000 was added during the year in home equity loans. Such increases primarily reflected the strong economy of the Company's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. As of December 31, 1999, the Company had outstanding loan funding commitments of approximately $7,300,000.

         At December 31, 1999, the Company's allowance for loan losses increased approximately $88,000 to $187,000 from $99,000 at December 31, 1998, due to the overall increase in the loan portfolio. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses of other financial institutions in the Company's market area, the impact of economic conditions on borrowers and other relevant factors that may come to the attention of management. Although the Company maintains an allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that additions to the loan loss reserve will not be required in future periods.

         Deposits increased $21,791,000 or 155.7% to $35,783,000 at December 31, 1999 compared to $13,992,000 at December 31, 1998. The growth was spread among three primary deposit types: money market and savings accounts of $10,085,000, time deposits of $6,343,000 and demand deposits $5,363,000, respectively. Such growth resulted primarily from the marketing efforts of promoting competitive interest rates and the opening of a new community bank in the State College Area.

       Advances from the Federal Home Loan Bank increased $3,600,000 to $8,600,000 at December 31, 1999 compared to $5,000,000 at December 31, 1998.
Management applied approximately $3,000,000 of this increase in borrowed funds to purchase investment securities. The positive spreads between the earnings on such investments purchased and the related expenses incurred on borrowed funds will provide an additional source of income. All of the advances from the Federal Home Loan Bank, are due to mature within the next year. Of the total outstanding borrowings, $8,000,000, of borrowings were classified as LIBOR based floating rate arrangements and $600,000 were fixed rate in nature.

         For the year ending December 31, 1999, the accumulated other comprehensive loss increased $515,000 to $546,000, from $31,000 at December 31, 1998. The increase in loss resulted from the decrease in market value of the Company's investment securities available for sale which was caused by a general increase in market interest rates. Because of interest rate volatility, the accumulated other comprehensive loss and stockholders' equity could materially fluctuate for each interim period and year-end period. The decrease in market value of the investment securities available for sale will not affect the Company's net income unless the securities are sold. The Company currently plans to hold these securities until maturity or until the market values of these securities increase. Accordingly, the Company does not expect, though there is no assurance, that the investment in these securities will affect net income in future periods.

Results of Operations

         Net Interest Income.  The Company's results of operations are primarily
         -------------------
dependent on its net interest income, which is the difference between the interest income earned on assets, primarily loans and investments, and the interest expense on liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also influenced by the level of non-interest expenses, such as employee salaries and benefits and other income, such as loan-related fees and fees on deposit-related services.

         Net interest income for the year ended December 31, 1999 was $994,000. The interest rate spread for the year ended December 31, 1999 was 2.05%, increasing by 105% over the 1998 level. Despite a slight increase in general interest rate levels during the period, both interest income and expense were driven primarily by significant increases in average balances of interest-earning assets and interest-bearing liabilities. Of the $17,878,000 and $18,920,000 increase in average interest-earning assets and interest-bearing liabilities, respectively, during the year ended December 31, 1999, $15,451,000 and $12,462,000, were primarily the result of loan and deposit growth, respectively.

         Average Balance Sheet and Interest  Analysis.  The following table sets
         --------------------------------------------
forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the year ended December 31, 1999 and for the period of October 26, 1998 to December 31, 1998. Average balances are derived from daily balances.

                                                                          For the Period Ended December 31,
                                                   --------------------------------------------------------------------------------
                                                                     1999                                  1998
                                                   -------------------------------------        -----------------------------------
                                                      Average                   Average         Average                  Average
                                                      Balance      Interest   Yield/Cost        Balance  Interest(1)  Yield/Cost(4)
                                                      -------      --------   ----------        -------  -----------  -------------
                                                                               (Dollars in thousands)
Interest-earning assets:
  Loans receivable.............................       $ 17,127      $1,338         7.81%       $ 1,676       $ 25         9.03%
  Investments securities.......................         16,756       1,012         6.04%         6,734         61         5.42%
  Interest-bearing deposits with other banks...          2,813          99         3.54%        10,408        100         4.98%
                                                      --------      ------                     -------       ----
Total interest-earning assets..................         36,696       2,449         6.67%        18,818        186         5.50%
                                                                    ------                                   ----
Noninterest-earning assets.....................          1,658                                     874
Allowance for loan losses......................          (122)                                    (97)
                                                      --------                                 -------
Total assets...................................       $ 38,232                                 $19,595
                                                      ========                                 =======
Interest-bearing liabilities:
  Interest-bearing demand deposits.............       $  3,480          73         2.11%        $2,064          6         1.64%
  Money market deposits........................         11,837         583         4.93%         3,395         28         4.96%
  Savings deposits.............................          1,557          53         3.38%         1,521          9         3.47%
  Certificates of deposit......................          7,331         383         5.23%         4,763         46         5.77%
  Advances from FHLB...........................          7,290         363         4.97%           832          6         4.39%
                                                      --------      ------                     -------       ----
Total interest-bearing liabilities.............       $ 31,495       1,455         4.62%       $12,575         95         4.50%
                                                      --------       -----                     -------        ---
Noninterest-bearing liabilities
  Demand deposits..............................       $  1,793                                   $ 779
  Other liabilities............................            247                                     814
Stockholders' equity...........................          4,697                                   5,427
                                                      --------                                 -------
Total liabilities and stockholders' equity.....       $ 38,232                                 $19,595
                                                      ========                                 =======
Net interest income............................                     $  994                                   $ 91
                                                                    ======                                   ====
Interest rate spread (2).......................                                    2.05%                                  1.00%
Net yield on interest-earning assets(3)........                                    2.71%                                  2.49%
Ratio of average interest-earning assets to
 average interest-bearing liabilities..........                                  116.51%                                149.65%


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

         Rate/Volume Analysis. The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume  (changes in average  volume  multiplied  by old rate) and
(ii) changes in rate (changes in rate multiplied by old volume). Increases and decreases due to both rate and volume, which cannot be separated, have been allocated to the change due to volume.

                                                      Year Ended December 31,
                                                  ------------------------------
                                                         1999 vs. 1998
                                                  ------------------------------
                                                       Increase (Decrease)
                                                  ------------------------------
                                                              Due to
                                                   Volume      Rate      Total
                                                   ------      ----      -----
                                                         (In Thousands)
Interest-earning assets:
Loans receivable ..............................   $ 1,543    $  (231)   $ 1,312
Investment securities .........................       798        154        952
Interest-bearing deposits with other banks ....        (1)        --         (1)
                                                  -------    -------    -------
  Total interest-earning assets ...............   $ 2,340    $   (77)   $ 2,263
                                                  -------    -------    -------
Interest-bearing liabilities:
 Interest-bearing demand deposits .............   $    40    $    27    $    67
 Money market .................................       560         (5)       555
 Savings deposits .............................        48         (4)        44
 Certificates of deposit ......................       462       (125)       337
 Advances from FHLB ...........................       310         47        357
                                                  -------    -------    -------
   Total interest-bearing liabilities .........   $ 1,420    $   (60)   $ 1,360
                                                  -------    -------    -------
Increase (decrease) in net interest income ....   $   920    $   (17)   $   903
                                                  =======    =======    =======

         Non-Interest  Income.  Non-interest income for the year ending December
         --------------------
31, 1999 was $171,000. Non-interest income items are primarily comprised of service charges and fees on deposits, along with fee income derived from ATM surcharges. Such amounts have progressively increased during each quarter of 1999 as the number of deposit accounts and volume of related transactions have increased.

         Non-interest Expense. Non-interest expense for the year ending December
         --------------------
31, 1999 was $1,293,000. Non-interest expenses are comprised primarily of compensation and benefits, occupancy and equipment, data processing, and other non-interest expenses. The increases in these operational expenses are the result of operating a larger organization, including the necessary investments in skilled employees, facilities and technology; as well as contracting the services  of a  third  party  processor  for  check  and  deposit  activity  and transaction processing costs related to the two ATM's for a full year, as compared to an abbreviated banking operation of two months in 1998. Included in other non-interest expenses for the year ended December 31, 1999, is a non-recurring charge of $41,000. This expense was incurred in connection with settlement activities of accounts subsequent to the purchase of deposits in the branch acquisitions. In the year ended December 31, 1999, other non-interest expense increased approximately $168,000 from fiscal 1998, primarily as a result of normal costs in running a public company for a full year.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." ("Statement No. 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement No. 133 supersedes the disclosure requirements in Statements No. 80, 105 and 119. Statement of Financial Accounting Standards No. 137 deferred the effective date of this statement to fiscal years beginning after June 15, 2000. The adoption of Statement No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

Liquidity and Capital Resources

         The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from maturities, sales and repayments of investment securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Management monitors liquidity daily, and on a monthly basis incorporates liquidity management into its asset/liability management program.

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 1999, cash and interest-bearing deposits with other Bank's totaled $3,600,000 or 7.7% of total assets, and investment securities classified as available for sale totaled $16,100,000 or 34.6% of total assets. The Company maintains a credit facility with the FHLB of Pittsburgh, which provides for immediately available advances. Advances under this credit facility totaled $8,600,000 at December 31, 1999. In addition, the Bank has access to funds through the discount window at the Federal Reserve Bank.

         The OTS requires a savings institution to maintain an average daily balance of liquid assets (cash and eligible investments) equal to at least 5.0% of the average daily balance of its net withdrawable deposits and short-term borrowings. The Bank's actual required liquid asset ratio at December 31, 1999 was 25.0%.

         The primary investing activity of the Company is the origination of mortgage loans. During the year ended December 31, 1999 the Company originated loans amounting to $19,400,000. At December 31, 1999, the Company had loan and lines of credit commitments totaling $5,731,000. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time certificates of deposit that are scheduled to mature in less than one year from December 31, 1999 totaled $6,300,000. The Company expects that it will retain a majority of maturing certificates accounts.

         The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 1999, the Bank was in compliance with all applicable regulatory capital requirements.

For a discussion of regulatory capital requirements applicable to the Bank, see "Regulation -- Regulation of the Bank -- "Regulatory Capital Requirements."

Year 2000

         The Company relies on computers to conduct its business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers might not be able to interpret the new year properly, causing computer malfunctions. Some banking experts remain concerned that some computers may not be able to interpret additional dates in the year 2000 properly. The Company has operated and evaluated its computer operating systems following January 1, 2000 and has not identified any errors or experienced any computer system malfunctions. Nevertheless, the Company continues to monitor its information systems to assess whether its systems are at risk of misinterpreting any future dates and will develop, if needed, appropriate contingency plans to prevent any potential system malfunction or correct any system failures. The Company has not been informed of any such problems experienced by its vendors or its customers. However, it is too soon to conclude that there will not be any problems arising from the year 2000 problem. The Company will continue to monitor its significant vendors of goods and services and customers with respect to any year 2000 problems they may encounter, as those issues may effect its ability to continue operations, or might adversely affect the company's financial position, results of operations and cash flows. At this time, the Company does not believe that these potential problems will materially impact the ability to continue operations. However, any delays, mistakes, or failures could have a significant impact on the Company's financial condition and profitability.

Return On Equity And Assets Ratios

                                                         At Or For The Years
                                                          Ended December 31,
                                                      --------------------------
                                                       1999              1998
Equity to Asset Ratio.......................          12.29%            27.70%
Return on Average Equity....................          (4.84)            (9.21)
Return on Average Assets....................           (.60)%           (2.55)%
Dividend Payout Ratio.......................             --                --

Item  7.  Financial Statements
------------------------------

SNODGRASS
Certified Public Accountants and Consultants







                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



Board of Directors and Stockholders
Nittany Financial Corp.

We have audited the consolidated balance sheet of Nittany Financial Corp. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nittany Financial Corp. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/S.R. Snodgrass, A.C.
-----------------------


Wexford, PA
February 25, 2000

S.R. Snodgrass, A.C.
1000 Stonewood Drive, Suite 200  Wexford, PA 15090-8399  Phone: 724-934-0344  Facsimile: 724-934-0345

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                                             December 31,
                                                                                        1999               1998
                                                                                  -----------------  -----------------
ASSETS
     Cash and due from banks                                                    $          826,181 $          307,443
     Interest-bearing deposits with other banks                                          2,231,694          5,621,800
     Investment securities available for sale                                           15,872,402         13,150,768
     Investment securities held to maturity (approximate
       market value of $1,599,740)                                                       1,674,729                  -
     Loans receivable (net of allowance for loan losses
       of $186,647 and  $98,988)                                                        27,979,708          4,424,132
     Premises and equipment                                                                175,587            126,160
     Intangible assets                                                                     894,392            941,886
     Accrued interest and other assets                                                     390,031            218,394
                                                                                  -----------------  -----------------
             TOTAL ASSETS                                                       $       50,044,724 $       24,790,583
                                                                                  =================  =================
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                             $        2,626,107 $          777,400
         Interest-bearing demand                                                         5,659,727          2,146,171
         Money market                                                                   15,032,313          5,409,434
         Savings                                                                         1,732,077          1,269,834
         Time                                                                           10,733,000          4,389,545
                                                                                  -----------------  -----------------
            Total deposits                                                              35,783,224         13,992,384
     FHLB advances                                                                       8,600,000          5,000,000
     Commitment to purchase investment security                                                  -            500,000
     Accrued interest payable and other liabilities                                        430,097            144,546
                                                                                  -----------------  -----------------

             TOTAL LIABILITIES                                                          44,813,321         19,636,930
                                                                                  -----------------  -----------------
STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued
                                                                                                 -                  -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 656,476 and 577,436 issued and outstanding
                                                                                            65,648             57,744
     Additional paid-in capital                                                          6,464,476          5,652,145
     Retained deficit                                                                    (752,781)          (525,650)
     Accumulated other comprehensive loss                                                (545,940)           (30,586)
                                                                                  -----------------  -----------------
             TOTAL STOCKHOLDERS' EQUITY                                                  5,231,403          5,153,653
                                                                                  -----------------  -----------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       50,044,724 $       24,790,583
                                                                                  =================  =================

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                      Year Ended December 31,
                                                                                      1999                1998
                                                                               -------------------  ------------------

INTEREST AND DIVIDEND INCOME
     Loans, including fees                                                   $          1,337,470 $            25,301
     Interest-bearing deposits with other banks                                            99,463             100,474
     Investment securities                                                              1,011,937              61,029
                                                                               -------------------  ------------------
             Total interest and dividend income                                         2,448,870             186,804
                                                                               -------------------  ------------------

INTEREST EXPENSE
     Deposits                                                                           1,092,510              88,535
     FHLB advances                                                                        362,683               6,105
                                                                               -------------------  ------------------
             Total interest expense                                                     1,455,193              94,640
                                                                               -------------------  ------------------
NET INTEREST INCOME                                                                       993,677              92,164

Provision for loan losses                                                                  98,760             100,000
                                                                               -------------------  ------------------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                                            894,917             (7,836)
                                                                               -------------------  ------------------
NONINTEREST INCOME
     Service fees on deposit accounts                                                     167,593              13,120
     Investment securities gain                                                             1,342                   -
     Other                                                                                  1,766                   -
                                                                               -------------------  ------------------
             Total noninterest income                                                     170,701              13,120
                                                                               -------------------  ------------------

NONINTEREST EXPENSE
     Compensation and employee benefits                                                   551,875             194,129
     Occupancy and equipment                                                              200,447              46,961
     Data processing                                                                      125,363              17,178
     Other                                                                                415,064             246,889
                                                                               -------------------  ------------------
             Total noninterest expense                                                  1,292,749             505,157
                                                                               -------------------  ------------------
Loss before income taxes                                                                 (227,131)           (499,873)
Income taxes                                                                                    -                   -
                                                                               -------------------  ------------------
NET LOSS                                                                     $           (227,131) $         (499,873)
                                                                               ===================  ==================
LOSS PER SHARE
     Basic and diluted                                                       $              (0.39) $            (3.62)

AVERAGE SHARES OUTSTANDING
     Basic and diluted                                                                    577,436             138,049


See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                             Other          Total
                                                                   Additional               Compre-         Stock         Compre-
                                                         Common     Paid-in      Retained   hensive        holders'       hensive
                                                         Stock      Capital      Deficit      Loss          Equity         Loss
                                                        --------   ---------- ----------- ---------------------------- -----------

Balance, December 31, 1997                               $     -  $           $  (25,777) $         -   $    (25,777)

Net loss                                                                        (499,873)                   (499,873) $  (499,873)
Other comprehensive loss:
    Unrealized loss on available for sale securities                                          (30,586)       (30,586)     (30,586)
                                                                                                                       -----------
Comprehensive loss                                                                                                    $  (530,459)
                                                                                                                       ===========
Sale of 29,998 shares of common stock to
  company organizers                                       3,000     296,980                                 299,980

Sale of 537,438 shares of common stock, issued
  October 26, 1998, net of offering costs                 53,744   5,256,165                               5,309,909
Issuance of 10,000 shares of common stock in
  settlement of branch office acquisitions                                                                   100,000
                                                           1,000      99,000
                                                          -------  ----------  ----------    --------     -----------

Balance, December 31, 1998                                57,744   5,652,145    (525,650)     (30,586)     5,153,653

Net loss                                                                        (227,131)                   (227,131) $  (227,131)
Other comprehensive loss:
    Unrealized loss on available for sale securities                                         (515,354)      (515,354)    (515,354)
                                                                                                                       -----------
Comprehensive loss                                                                                                    $  (742,485)
                                                                                                                       ===========
Sale of 79,040 shares of common stock, issued
  December 31, 1999, net of offering costs                 7,904     812,331                                 820,235
                                                          ------  ----------  ---------- ------------   -----------
Balance, December 31, 1999                               $65,648 $ 6,464,476 $  (752,781) $  (545,940)  $  5,231,403
                                                          ======  ==========  ========== ============   ============

                                                                                              1999          1998
                                                                                          -----------   -----------
Components of accumulated other comprehensive loss:
    Change in net unrealized loss on
      investment securities available for sale                                            $  (514,012)  $    (30,586)
    Realized gain included in net loss                                                         (1,342)             -
                                                                                          -----------   ------------
Total                                                                                     $  (515,354)  $    (30,586)
                                                                                          ===========   ============

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                                        1999               1998
                                                                                  -----------------  -----------------
OPERATING ACTIVITIES
     Net loss                                                                    $        (227,131) $        (499,873)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Provision for loan losses                                                          98,760            100,000
         Depreciation, amortization, and accretion, net                                    140,190             15,567
         Investment securities gain                                                         (1,342)                 -
         Increase in accrued interest receivable                                          (180,613)          (165,446)
         Increase in accrued interest payable                                              275,826             94,345
         Other, net                                                                         18,701            (57,973)
                                                                                  -----------------  -----------------
         Net cash provided by (used for) operating activities                              124,391          (513,380)
                                                                                  -----------------  -----------------
INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                                      (7,595,947)       (12,740,623)
         Proceeds from sale                                                                428,555                  -
         Proceeds from principal repayments and maturities                               3,391,795             55,616
     Investment securities held to maturity:
         Purchases                                                                      (1,945,065)
         Proceeds from principal repayments and maturities                                 272,404
     Net increase in loans receivable                                                  (23,667,224)        (3,829,403)
     Branch office acquisitions:
         Purchase of loans                                                                       -           (694,729)
         Purchase of premises and equipment                                                      -            (28,862)
         Net deposit proceeds                                                                    -          9,326,707
     Purchase of premises and equipment                                                    (91,352)          (101,304)
                                                                                  -----------------  -----------------
         Net cash used for investing activities                                        (29,206,834)        (8,012,598)
                                                                                  -----------------  -----------------
FINANCING ACTIVITIES
     Net increase in deposits                                                           21,790,840          3,815,883
     Proceeds from FHLB advances                                                         8,600,000          5,000,000
     Repayment of FHLB advances                                                         (5,000,000)                 -
     Net proceeds from sale of common stock                                                820,235          5,609,889
                                                                                  -----------------  -----------------
         Net cash provided by financing activities                                      26,211,075         14,425,772
                                                                                  -----------------  -----------------
         Increase (decrease) in cash and cash equivalents                               (2,871,368)         5,899,794

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         5,929,243             29,449
                                                                                  -----------------  -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        3,057,875 $        5,929,243
                                                                                  =================  =================

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
         Interest on deposits and FHLB advances                                 $        1,179,367 $           61,827



See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation
----------------------------------------------

Nittany Financial Corp. (the "Company") began the formation process on October 9, 1997, and was incorporated under the laws of the State of Pennsylvania on December 8, 1997, for the purpose of becoming a unitary savings and loan holding company that would own all of the outstanding shares of common stock of Nittany Bank (the "Bank") a federal stock savings bank. A second wholly-owned operating subsidiary of the Company, Nittany Asset Management, Inc. ("Nittany") was incorporated in May 1999, and began operations in November primarily to offer various types of investment products and services. The Company's business is conducted by its wholly-owned subsidiaries, the Bank and Nittany, both located in State College, Pennsylvania. The Bank's principal sources of revenue are derived from its commercial, commercial mortgage, residential real estate, and consumer loan financing and investment portfolios. The Company and Nittany are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, while the Bank is subject to regulation and supervision by the Office of Thrift Supervision ("OTS").

Prior to October 26, 1998, the date the Bank commenced its banking operations, the Company's operations were limited to in-formation procedures; raising capital, recruiting officers and staff, obtaining a banking facility, and working towards obtainment of regulatory approval. Since the Company's planned principal operations had not yet commenced, no significant revenue was derived therefrom.

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries, the Bank and Nittany. All intercompany transactions have been eliminated in consolidation. The investment in subsidiaries on the parent company's financial statements is carried at the parent company's equity in the underlying net assets.

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

Investment Securities
---------------------

Investment securities,  including mortgage-backed  securities, are classified at the time of purchase, based upon management's intentions and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses on available for sale securities are reported as a separate component of stockholders' equity until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank (the "FHLB") represents ownership in an institution that is wholly-owned by other financial institutions. This equity security is accounted for at cost.

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

Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as adjustments of the related loan's yield. The Company is amortizing these amounts over the contractual life of the related loans.

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

A loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All commercial and commercial real estate loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Impaired loans, or portions thereof, are charged off when it is determined that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income.

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

Federal Income Taxes
--------------------

Income tax expense consists of current and deferred taxes. Current income tax provisions or benefits approximate taxes to be paid or refunded for the applicable year. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with these temporary differences such as the tax operating loss carryforward, will be realized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur in the near term.

Comprehensive Loss
------------------

The Company is required to present comprehensive loss and its components in a full set of general purpose financial statements for all periods presented. The Company's other comprehensive loss is comprised exclusively of net unrealized holding losses on the available for sale securities portfolio. The Company has elected to report the effects of other comprehensive loss as part of the Consolidated Statement of Changes in Stockholders' Equity.

Loss Per Share
--------------

The Company provides dual presentation of basic and diluted loss per share. Basic loss per share is calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted loss per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator. As more fully discussed in Note 12, during 1999, stock options on 82,350 shares of common stock were granted to directors, officers, and certain employees. These stock options were not included in computing diluted earnings per share because their effects were antidilutive.

Stock Options
-------------

The Company maintains a stock option plan for directors, officers, and employees. When the exercise price of the Company's stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. Pro forma net income and earnings per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

Intangible Assets
-----------------

Intangible assets are comprised exclusively of goodwill resulting from the branch office acquisitions in 1998. Goodwill is amortized using the straight-line method over a 20-year period. Annual assessments of the carrying values and remaining amortization periods of the goodwill are made to determine possible carrying value impair-ment and appropriate adjustments as deemed necessary.

Organizational and Start-up Activity Costs
------------------------------------------

Effective for fiscal years beginning after December 15, 1998, AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," ("SOP")
requires entities to expense costs of such start-up and organizational activities as incurred. The Company elected early adoption of this SOP and implemented it, effective January 1, 1998. Accordingly, only those costs of organization associated with the initial public offering ("IPO"), which were net against the IPO proceeds, were not expensed.

Cash Flow Information
---------------------

Management has defined cash equivalents as cash and due from banks and an interest-bearing deposit with other banks.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. Statement No. 133 precludes a held to maturity security from being designated as a hedged item; however, at the date of initial application of this Statement, an entity is permitted to transfer any held to maturity security into the available for sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This Statement applies prospectively for all fiscal quarters of all years beginning after June 15, 2000. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of this Statement.

2.    INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                                                                            1999
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Available for sale                             Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
U.S. Government agency
  securities                          $         5,792,993 $                - $         (252,151) $        5,540,842
Corporate securities                            3,538,198              5,391            (17,151)          3,526,438
Collateralized mortgage
  obligations issued by
  U.S. Government agencies                      4,612,322                  -           (219,631)          4,392,691
Mortgage-backed securities                      1,999,829                  -            (62,398)          1,937,431
                                         -----------------  -----------------   -----------------  -----------------
     Total debt securities                     15,943,342              5,391           (551,331)         15,397,402
Federal Home Loan Bank stock                      475,000                  -                  -             475,000
                                         -----------------  -----------------   -----------------  -----------------
               Total                  $        16,418,342 $            5,391 $         (551,331) $       15,872,402
                                         =================  =================   =================  =================

                                                                            1999
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
                                               Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
Held to maturity
Mortgage-backed securities            $         1,674,729 $                - $          (74,989) $        1,599,740
                                         =================  =================   =================  =================


                                                                            1998
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Available for sale                             Cost              Gains               Losses             Value
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
                                         =================  =================   =================  =================

The amortized cost and estimated market value of investments in debt securities available for sale at December 31, 1999, by contractual maturity, are shown below. The Company's mortgage-backed securities and collateralized mortgage obligations have contractual maturities ranging from six to twenty-nine years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Available for Sale                      Held to Maturity
                                         ------------------------------------   ------------------------------------
                                                               Estimated                              Estimated
                                            Amortized            Market            Amortized            Market
                                               Cost              Value                Cost              Value
                                         -----------------  -----------------   -----------------  -----------------
Due after one year through
  five years                          $         2,094,006 $        2,037,622 $                 - $                -
Due after five years through
  ten years                                     5,023,715          4,782,563                   -                  -
Due after ten years                             8,825,621          8,577,217           1,674,729          1,599,740
                                         -----------------  -----------------   -----------------  -----------------
                 Total                $        15,943,342 $       15,397,402 $         1,674,729 $        1,599,740
                                         =================  =================   =================  =================

The proceeds from the sale of an investment security available for sale and the gross gain realized for the year ended December 31, 1999 were $428,555 and $1,342, respectively. There were no sales in 1998.

Investment securities with amortized cost and estimated market values of $13,787,716 and $13,335,390 and $7,584,427 and $7,554,427 at December 31, 1999
and 1998, respectively, were pledged to secure FHLB borrowings, public deposits, and other purposes as required by law.

3.    LOANS RECEIVABLE

Loans receivable consists of the following at December 31:

                                                    1999             1998
                                                -------------   ----------------
Real estate loans:
     Residential                                $  16,126,655   $  1,653,004
     Home equity                                    2,377,059        997,740
     Commercial                                     6,614,314        858,000
Commercial                                          1,639,033        163,122
Consumer loans                                      1,416,970        860,406
                                                --------------  -------------
                                                   28,174,031      4,532,272
Less:
     Deferred loan fees, net                            7,676          9,152
     Allowance for loan losses                        186,647         98,988
                                                --------------  -------------
                    Total                       $  27,979,708   $  4,424,132
                                                ==============  =============

Aggregate loans of $60,000 or more extended to executive officers, directors, and corporations in which they are beneficially interested as stockholders, executive officers, or directors were $1,407,671 at December 31, 1999. An analysis of these related party loans follows:

          1998            Additions           Repayments            1999
    -----------------  -----------------   -----------------  -----------------

 $           239,470 $        1,213,756 $            45,555 $        1,407,671

The Company's primary business activity is with customers located within its local trade area. Mortgage, consumer, and commercial loans are granted. Although the Company's loan portfolio is diversified at December 31, 1999 and 1998, the repayment of these loans is dependent upon the local economic conditions in its immediate trade area.

4.    ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31, is as follows:

                                                       1999          1998
                                                  ------------- -------------

     Balance, January 1                           $      98,988 $          -
     Add:
          Provision charged to operations                98,760      100,000
          Recoveries                                        254            -
     Less loans charged off                              11,355        1,012
                                                     ----------- ------------

     Balance, December 31                         $     186,647 $     98,988
                                                     =========== ============

5.    PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                           1999         1998
                                                       ----------- ------------

     Leasehold improvements                            $    61,156 $    34,863
     Furniture and equipment                               160,362      95,303
                                                         ----------  ----------
                                                           221,518     130,166
     Less accumulated depreciation and amortization         45,931       4,006
                                                         ----------  ----------
                    Total                              $   175,587 $   126,160
                                                         ==========  ==========

Depreciation and amortization expense for the years ended December 31, 1999 and 1998 was $41,925 and $4,006, respectively.

6.    FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the FHLB System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh, at cost, in an amount not less than the greater of one percent of its outstanding home loans or five percent of its outstanding notes payable to the FHLB of Pittsburgh as calculated at December 31 of each year.

7.    DEPOSITS

Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $2,463,964 at December 31, 1999. Deposits in excess of $100,000 are not federally insured.

The scheduled maturities of time certificates of deposit as of December 31, 1999, are as follows:

     Within three months                          $          948,607
     Three through six months                                602,906
     Six through twelve months                               200,000
     Over twelve months                                      685,451
                                                    -----------------
          Total                                   $        2,436,964
                                                    =================

8.    FHLB ADVANCES

At December 31, 1999, outstanding borrowings consisted of draws on the Bank's "RepoPlus" line of credit and a fixed-rate, fixed-term advance, both with the FHLB of Pittsburgh. Each advance has a term of 365 days. The RepoPlus line carries an adjustable rate that is subject to annual renewal and incurs no service charges. All outstanding borrowings are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities, and the Bank's investment in FHLB stock. The Bank's maximum available borrowing limit with the FHLB was approximately $21 million during 1999.

Outstanding borrowings at December 31, 1998, were comprised solely of a five-year "Convertible Select" fixed commitment advance arrangement for
$5,000,000 with the FHLB of Pittsburgh. The Bank satisfied this obligation during 1999.

The outstanding balances and related borrowing activity are summarized as follows for the year ended December 31, 1999:

     Balance at year-end                                $        8,600,000
     Maximum amount outstanding at any month-end                 9,100,000
     Average balance outstanding during the year                 7,290,274
     Weighted-average interest rate:
           As of year-end                                             6.40%
           Paid during the year                                       4.97%

9.    COMMITMENTS

In the normal course of business, the Company makes various commitments that are not reflected in the accompanying consolidated financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary. Commitments generally have fixed expiration dates within one year of their origination.

The off-balance sheet commitments were comprised of the following:

                                                 1999               1998
                                           -----------------  -----------------
     Commitments to extend credit:
           Fixed rate                   $         1,096,400 $          611,700
           Variable rate                          4,634,382          2,326,000
                                           -----------------  -----------------
                    Total               $         5,730,782 $        2,937,700
                                           =================  =================

The range of interest rates on fixed rate loan  commitments  was 6.75 percent to
11.99 percent at December 31, 1999.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of undisbursed residential construction loans, available personal lines of credit, and loans approved but not yet funded. Fees from the issuance of the credit lines are generally recognized over the period of maturity.

The Company is committed under two non-cancelable operating leases for both of the Bank's office facilities with remaining terms through 2007. At December 31, 1999, the minimum rental commitments under these leases are as follows:

                       2000         $          130,512
                       2001                    130,512
                       2002                    130,512
                       2003                    130,512
                       2004                    113,177
                    Thereafter                 266,724
                                      -----------------
                            Total   $          901,949
                                      =================

Occupancy and equipment expenses include rental expenditures of $115,580 and $34,701 for 1999 and 1998, respectively.

10.      STOCKHOLDERS' EQUITY

Formation Capitalization and Initial Public Offering
----------------------------------------------------

Initial capitalization of the Company occurred through the subscription and issuance of common stock in a private placement that was exclusively offered to the organizers of the Company during the first quarter of 1998. A total of 29,998 shares, at an offering price of $10.00 per share, was issued and remains outstanding.

The Company issued 537,438 shares of common stock at $10.00 per share in the IPO completed in October 1998. The Company purchased all of the common stock issued by the Bank using proceeds received from the IPO. Total initial Bank capitalization was $5,425,000.

Common Stock Offering
---------------------

On September 16, 1999, the Board of Directors approved the offering of the Company's common stock to existing shareholders and to the public. The offering began on December 10, 1999, and will terminate no later than March 31, 2000. On December 31, 1999, 79,040 shares were issued with net proceeds from the issuance amounting to $820,235. Subsequent to December 31, 1999, the Company has realized additional proceeds of $467,808 from the issuance of 42,528 shares on February 3, 2000. The Company has used $800,000 and $352,000, respectively, of the closing proceeds for additional capitalization of the Bank.

11.   REGULATORY MATTERS

Dividend Restrictions
---------------------

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an OTS-chartered bank. OTS regulations require the Bank to give the OTS 30 days notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends by the Bank to the Company.

Regulatory Capital Requirements
-------------------------------

Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tangible and Core capital (as defined in the regulations) to adjusted assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital categories ranging from "well capitalized" to "critically undercapitalized." Should any institution fail to meet the requirements to be considered "adequately capitalized," it would become subject to a series of increasingly restrictive regulatory actions.

As of December 31, 1999 and 1998, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, and Core capital ratios must be at least ten percent, six percent, and five percent, respectively.

-------------------------------

The following table reconciles the Company's capital under generally accepted accounting principles to regulatory capital:

                                                 1999             1998
                                            --------------- --------------

     Total stockholders' equity             $     5,231,403 $    5,153,653
     Unrealized loss on securities                  545,940         30,586
     Intangible assets                            (894,392)      (941,886)
                                               -------------  -------------
     Tier I, core, and tangible capital           4,882,951      4,242,353
     Allowance for loan losses                      186,647         98,988
                                               -------------  -------------
     Total risk-based capital               $     5,069,598 $    4,341,341
                                               =============  =============

The consolidated capital position of the Company does not materially differ from the Bank's; therefore, the following table sets forth the Company's capital position and minimum requirements for the years ended December 31:

                                                             1999                                  1998
                                                -------------------------------       --------------------------------
                                                   Amount            Ratio                Amount           Ratio
                                                --------------   --------------       ---------------  ---------------
Total Capital (to Risk-weighted Assets)
---------------------------------------
Actual                                        $     5,069,598             17.8 %    $      4,341,341             32.3 %
For Capital Adequacy Purposes                       2,274,800              8.0             1,074,640              8.0
To Be Well Capitalized                              2,843,500             10.0             1,343,300             10.0

Tier I Capital (to Risk-weighted Assets)
----------------------------------------
Actual                                        $     4,882,951             17.2 %    $      4,242,353             31.6 %
For Capital Adequacy Purposes                       1,137,400              4.0               537,320              4.0
To Be Well Capitalized                              1,706,100              6.0               805,980              6.0

Core Capital (to Adjusted Assets)
---------------------------------
Actual                                        $     4,882,951              9.8 %    $      4,242,353             18.7 %
FDIC Denovo Capital Required                        3,975,596              8.0             1,812,517              8.0
For Capital Adequacy Purposes                       1,490,848              3.0               679,694              3.0
To Be Well Capitalized                              2,484,747              5.0             1,132,823              5.0

Tangible Capital (to Adjusted Assets)
-------------------------------------

Actual                                        $     4,882,951              9.8 %    $      4,242,353             18.7 %
For Capital Adequacy Purposes                         745,424              1.5               339,847              1.5

12.  EMPLOYEE BENEFITS

Profit Sharing Plan
-------------------

During 1999, the Company implemented a non-contributory profit sharing plan (the "Plan") for officers and employees who have met the age and length of service requirements. The Plan is a defined contribution plan, with contributions based on a percentage of participants' salaries. In conjunction with the Plan, an integrated 401(k) salary reduction plan was also implemented.

The Company may make matching contributions equal to a discretionary percentage determined annually by the Board of Directors. Employee contributions are vested at all times, and the Company contributions are fully vested after six years. The Company made no profit sharing or matching contributions for the year ended December 31, 1999.

Stock Option Plan
-----------------

On October 23, 1998, the Board of Directors adopted a stock option plan for directors, officers, and employees which was approved by the stockholders on May 24, 1999. The number of shares with respect to which awards may be made available to the plan may not exceed 86,615 shares. Said shares may either be from authorized but unissued common stock, treasury stock, or shares purchased in the market for plan purposes. The stock options have expiration terms of ten years subject to certain extensions and terminations. The per share exercise price of a stock option shall be equal to the fair value of a share of common stock on the date the option is granted. Effective May 24, 1999, nonqualified and qualified stock options were granted for the purchase of 82,350 shares. Of this amount, 48,000 and 34,350 stock options were granted to nonemployee directors and officers and employees, respectively. Options are exercisable in annual installments of 33 1/3 percent for directors and 25 percent for officers and employees, using the plan adoption date of October 23 as the anniversary date. At the effective date of grant, one third of the directors' shares and one fourth of the officers' and employees' shares were immediately vested and exercisable.

The following table presents share data related to the outstanding options:

                                                              Weighted-
                                                              average
                                                              Exercise
                                              Shares           Price
                                          ----------------  -------------

Outstanding, January 1, 1999                            - $            -
     Granted                                       82,350          10.00
     Exercised                                          -              -
     Forfeited                                       (100)         10.00
                                          ----------------
Outstanding, December 31, 1999                     82,250 $        10.00
                                          ================
Exercisable at year-end                            49,152
                                          ================

The 1999 stock option grants have a remaining average life of 9.40 years at December 31, 1999.

The Company accounts for its stock option plan under provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this Opinion, no compensation expense has been recognized with respect to the plans because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date.

For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option pricing model. The model requires the use of subjective assumptions that can materially effect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compen-sation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 1999; (1) risk-free interest rate of 6.68 percent; (2) expected volatility of 6.22 percent; and (3) expected lives of options were 10 years.

-----------------

Had compensation expense for the stock option plan been recognized in accordance with the fair value accounting provisions of SFAS 123, "Accounting for Stock-based Compensation," the net loss applicable to common stock and the basic and diluted net loss per share for the year ended December 31, 1999, would be as follows:

Net loss applicable to common stock:
     As reported                           $       (227,131)
     Pro forma                                     (488,446)
Basic net loss per common share:
     As reported                           $          (0.39)
     Pro forma                                        (0.85)
Diluted net loss per common share:
     As reported                           $          (0.39)
     Pro forma                                        (0.85)

13.   INCOME TAXES

The components of income taxes for the years ended December 31, are summarized as follows:

                                                                                      1999               1998
                                                                                -----------------  -----------------
     Current payable:
         Federal                                                             $                 - $               -
         State                                                                                 -                 -
                                                                                -----------------  -----------------
                                                                                               -                 -
     Deferred taxes                                                                      (72,167)          (229,071)
     Adjustment to valuation allowance for deferred tax assets                            72,167            229,071
                                                                                -----------------  -----------------
                         Total                                               $                 - $                -
                                                                                =================  =================

The following temporary differences gave rise to the net deferred tax assets:

                                                                                      1999               1998
                                                                                -----------------  -----------------
Deferred tax assets:
     Net unrealized loss on securities                                       $           185,620  $          10,400
     Allowance for loan losses                                                            40,577             31,574
     Organization costs                                                                   52,923             66,063
     Loan origination costs                                                                2,610                  -
     Net operating loss carryforward                                                     227,110            140,800
                                                                                -----------------  -----------------
                    Total gross deferred tax assets                                      508,840            248,837
                    Less valuation allowance                                             495,622            248,235
                                                                                -----------------  -----------------
                          Deferred tax assets after allowance                             13,218                602
                                                                                -----------------  -----------------
Deferred tax liabilities:
     Premises and equipment                                                                7,400                378
     Core deposit intangible                                                               5,818
     Loan origination costs                                                                    -                224
                                                                                -----------------  -----------------
                    Total gross deferred tax liabilities                                  13,218                602
                                                                                -----------------  -----------------
                          Net deferred tax assets                            $                 - $                -
                                                                                =================  =================

The Company represents an entity that has been in existence for less than two years and has accumulated a net operating loss since its inception. As such, management has established a valuation allowance for its deferred tax assets, primarily the accumulated future tax benefits attributed to the operating loss carryforward and loan loss provisions since it is more likely than not that realization of these deferred assets cannot be fully supported at December 31, 1999 and 1998.

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

                                                      1999                                     1998
                                      -------------------------------------     ------------------------------------
                                                               % of                                      % of
                                                              Pre-tax                                  Pre-tax
                                           Amount              Loss                  Amount              Loss
                                      -----------------  ------------------     -----------------  -----------------

Benefit at statutory rate           $          (77,225)               (34.0)% $         (169,957)            (34.0)%
State income tax benefit,
  net of federal tax                           (19,195)               (8.5)              (39,722)             (7.9)
Adjustment of valuation
  allowance for deferred
  tax assets                                    72,167                31.8               229,071              45.8
Other, net                                      24,253                10.7               (19,392)             (3.9)
                                      -----------------  ------------------     -----------------  -----------------
Actual tax benefit
  and effective rate                $                -                   - % $                 -                 - %
                                      =================  ==================     =================  =================

At  December  31,  1999,   the  Company  has  available  a  net  operating  loss
carryforward of $496,000 for federal income tax purposes. If unused, the carryforwards will expire in the years 2018 to 2019. The Bank is subject to the Pennsylvania Mutual Thrift Institution's tax that is calculated at 11.5 percent of earnings based on generally accepted accounting principles with certain adjustments. At December 31, 1999, the Bank has an available net operating loss carryforward of $687,000 for state tax purposes that will expire in the years 2001 to 2002. The Company also has available a net operating loss carryforward of $96,000 for state income tax purposes which will expire in the years 2008 to 2009.

14.   OTHER EXPENSES

The following is an analysis of other expenses:

                                                         1999          1998
                                                    ------------- --------------

     Professional fees                              $      94,755 $     115,675
     Stationery, printing, supplies, and postage           58,182        59,413
     Amortization of intangible assets                     43,538         7,908
     Advertising                                           47,167         9,491
     Correspondent bank charges                            28,843           219
     Other                                                142,579        54,183
                                                       -----------  ------------
               Total                                $     415,064 $     246,889
                                                       ===========  ============

15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                        1999                                   1998
                                         ------------------------------------   ------------------------------------
                                             Carrying             Fair              Carrying             Fair
                                              Value              Value               Value              Value
                                         -----------------  -----------------   -----------------  -----------------
Financial assets:
     Cash and due from banks and
       interest-bearing deposits      $         3,057,875 $        3,057,875 $         5,929,243 $        5,929,243
     Investment securities                     17,547,131         17,472,142          13,150,768         13,150,768
     Loans receivable                          27,979,708         27,694,124           4,424,132          4,496,056
     Accrued interest receivable                  346,059            346,059             165,446            165,446
                                         -----------------  -----------------   -----------------  -----------------
        Total                         $        48,930,773 $       48,570,200 $        23,669,589 $       23,741,513
                                         =================  =================   =================  =================

Financial liabilities:
     Deposits                         $        35,783,224 $       35,730,224 $        13,992,384 $       14,020,930
     FHLB advance                               8,600,000          8,591,000           5,000,000          5,000,000
     Accrued interest payable                     370,171            370,171              94,345             94,345
                                         -----------------  -----------------   -----------------  -----------------
         Total                        $        44,753,395 $       44,691,395 $        19,086,729 $       19,115,275
                                         =================  =================   =================  =================

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

Cash and Due from Banks, Interest-bearing Deposits with Other Banks, Accrued
-----------------------------------------------------------------------------
Interest Receivable, and Accrued Interest Payable
-------------------------------------------------

The fair value is equal to the current carrying value.

Investment Securities
---------------------

The fair value of investment securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities.

Loans Receivable, Deposits, and FHLB Advances
---------------------------------------------

The fair value of loans is estimated using discounted contractual cash flows generated using prepayment estimates. Discount rates are based upon current market rates generally being offered for new loan originations with similar credit and payment characteristics. Savings, checking, and money market deposit accounts are valued at the amount payable on demand as of year-end. Fair values for time deposits and the FHLB borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and borrowings of similar remaining maturities.

Commitments to Extend Credit
----------------------------

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 9.

16.      BRANCH PURCHASE AND ASSUMPTION AGREEMENT

On March 24, 1998, the Company, through its organizers, entered into a Branch Purchase and Deposit Assumption Agreement (the "Agreement") with First Commonwealth Financial Corp. ("FCFC"), for the acquisition of certain assets and the assumption of certain deposit liabilities related to FCFC's branch offices located at 116 East College Avenue and 1276 North Atherton Street, State College, Pennsylvania. The effective closing date of the trans-actions occurred on October 23, 1998, in conjunction with the initiation of banking operations.

Pursuant to the Agreement, the Company, through its subsidiary, the Bank: (i) assumed approximately $10.2 million of deposit liabilities; (ii) purchased, at book value, loans from these offices that are secured by deposit accounts and unsecured loans created by overdraft line arrangements with the customer; (iii) purchased, at book value, furniture, fixtures, equipment, and leasehold improvements owned by FCFC and located at each branch office; (iv) purchased the safe deposit box business conducted at the branches; (v) assumed the lease contracts for each office; and (vi) purchased all cash funds on hand at each office.

In consideration for the assumption of the deposit liabilities, the Company paid FCFC a deposit premium of ten percent. The premium was paid using cash (nine percent) and common stock of the Company (one percent).

17.   PARENT COMPANY

Following are condensed financial statements for Nittany Financial Corp.:

                             CONDENSED BALANCE SHEET

                                                                                            December 31,
                                                                                     1999                  1998
                                                                              --------------------  --------------------

ASSETS
     Cash                                                                   $              31,656 $               9,327
     Investment in subsidiary bank                                                      5,206,747             4,930,945
     Other assets                                                                               -               361,666
                                                                              --------------------  --------------------
TOTAL ASSETS                                                                $           5,238,403 $           5,301,938
                                                                              ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
     Other liabilities                                                      $               7,000 $             148,285
     Stockholders' equity                                                               5,231,403             5,153,653
                                                                              --------------------  --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $           5,238,403 $           5,301,938
                                                                              ====================  ====================



                          CONDENSED STATEMENT OF INCOME

                                                                                      Year Ended December 31,
                                                                                     1999                  1998
                                                                              --------------------  --------------------
INCOME                                                                      $                   -  $             16,538

EXPENSES                                                                                   34,908               251,064
                                                                              --------------------  --------------------

Loss before equity in undistributed net loss of subsidiaries                              (34,908)            (234,526)

Equity in undistributed net loss of subsidiaries                                         (192,223)            (287,174)
                                                                              --------------------  --------------------
NET LOSS                                                                    $            (227,131) $          (521,700)
                                                                              ====================  ====================


                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                       Year Ended December 31,
                                                                                     1999                  1998
                                                                              --------------------  --------------------
OPERATING ACTIVITIES
     Net loss                                                               $            (227,131) $           (521,700)
     Adjustments to reconcile net loss to net cash used for
        operating activities:
            Equity in undistributed net loss of subsidiaries                              192,223               463,468
            Other, net                                                                     47,002              (146,779)
                                                                              --------------------  --------------------
                     Net cash provided by (used for) operating activities                  12,094              (205,011)
                                                                              --------------------  --------------------

INVESTING ACTIVITIES
     Initial capitalization of subsidiary bank                                                  -            (5,425,000)
     Initial capitalization of Nittany
                                                                                          (10,000)                    -
     Capital contribution to subsidiary bank                                             (800,000)                    -
                                                                              --------------------  --------------------
                     Net cash used for investing activities                              (810,000)           (5,425,000)
                                                                              --------------------  --------------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                               820,235             5,609,889
                                                                              --------------------  --------------------
                     Net cash provided by financing activities                            820,235             5,609,889
                                                                              --------------------  --------------------
                  Increase (decrease) in cash                                              22,329               (20,122)

CASH AT BEGINNING OF PERIOD                                                                 9,327                29,449
                                                                              --------------------  --------------------
CASH AT END OF PERIOD                                                                      31,656   $             9,327
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


Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

         Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

Board of Directors

         David K. Goodman, Jr., 46, is the President and Chief Executive Officer of D. C. Goodman & Sons, Inc., a Huntingdon based contracting firm. The firm specializes in construction for industry, institutions, and commercial customers in the fields of fire protection sprinkler systems, mechanical, and electrical contracting. Mr. Goodman is a member of the board of directors of Huntingdon County United Way, J. C. Blair Memorial Hospital, and Huntingdon County Business and Industry. He is also a member of the Trustee's Council of Juniata College. Mr. Goodman received his education at Juniata College and holds numerous professional memberships in fire protection and contracting organizations.

         William A. Jaffe, 61, the President and owner of The Jaffe Group, a Human Resource Consultancy, headquartered in State College, Pennsylvania, which he established in January 1996. Previously, he was Compensation and Human Resource Practice Leader for the Mid-Atlantic Region of Alexander & Alexander Consulting Group. Mr. Jaffe received his Bachelor of Arts degree in journalism from Penn State University and Masters of Science degree in Management from the University of Illinois. He is President of The Mount Nittany Conservancy and on the Executive Committee for the Nittany Lion Club, the Penn State College of Communications Alumni Society, and is chair of the Penn State Hillel Foundation. For two years, he served as the chair of the Chamber of Business & Industry of Center County's Human Resource Committee. He served as an adjunct associate professor at The George Washington University from 1991 to 1995. In 1996, Mr. Jaffe was named a Penn State Alumni Fellow.

         Samuel J. Malizia, 45, is the Chairman of the Board of the Company and Nittany Bank. Mr. Malizia is the managing partner of the law firm of Malizia
Spidi & Fisch, PC, a law firm headquartered in Washington, DC with a State College, Pennsylvania office. For over 19 years, Mr. Malizia has specialized in transactional, securities and regulatory matters for financial institutions and related entities. He received a Bachelor of Science Degree with Distinction in accounting from the Pennsylvania State University and a Juris Doctor Degree from the George Washington University. He served as Attorney Advisor to Special Trial Judge Francis Cantrel at the United States Tax Court and attended the Masters of Law in Taxation program at the Georgetown University where he was associate editor of the Tax Lawyer. He is a member of the Pennsylvania and District of Columbia bars, the U.S. Tax Court, U.S. Claims Court, U.S. Court of Appeals for the District of Columbia and a member of the Federal Bar Association and American Bar Association. He is an alumnus of several Penn State University's organizations, including Lions Paw, Skull and Bones Honor Society, Beta Alpha Psi and Omicron Delta Kappa. He serves on the board of directors of the Lions Paw Alumni Society and the Mount Nittany Conservancy.

         J. Garry McShea, 45, has been owner and founder of the J.G. McShea Construction Company, Boalsburg, Pennsylvania since 1978. McShea Construction specializes in custom home construction, remodeling projects, commercial/residential rental properties and land development. Prior to this, Mr. McShea was employed by Certain Teed Corporation, Valley Forge, Pennsylvania, as a Residential Building Material Specialist. Mr. McShea is a past President and 22 year member of the Builders Association of Central Pennsylvania. He is a Director of the Tussey Mountain Ski Corporation and serves on the Harris Township Planning Commission. Mr. McShea received a Bachelor of Science Degree in Marketing from the Pennsylvania State University College of Business.

         Donald J. Musso, 40, is the founder of FinPro, Inc., a consulting and investment banking firm which specializes in providing advisory services nationally to the financial institutions industry. Mr. Musso has a Bachelor of Science in Finance from Villanova University and an MBA in Finance from Fairleigh Dickinson University. Mr. Musso's corporation has represented hundreds of financial institutions nationally in connection with business plans, appraisals, asset liability management, mergers and acquisitions, branch acquisitions and de novo financial institutions. Prior to establishing FinPro, he had direct industry experience, having managed the Corporate Planning and Mergers and Acquisitions departments for Meritor Financial Group, a $20 billion dollar institution in Philadelphia. Prior to that, he was responsible for the banking, thrift and real estate consulting practice in New Jersey for DeLoitte, Haskins and Sells. He is also an instructor of strategic planning for the Stonier Graduate School of Banking.

         David Z. Richards, Jr., 39, is President and CEO of the Company and Nittany Bank. Mr. Richards was President and Chief Executive Officer of Mifflinburg Bank and Trust Company of Mifflinburg, Pennsylvania from 1991 until 1997. From 1978 until 1990, he served in various capacities, including Vice President and Financial Officer of The First National Bank of Danville, Pennsylvania. In 1997 he was appointed to the Executive Committee of the Pennsylvania Bankers Association, for which he has chaired and served on several committees. He formerly served as President of LUN Data Inc., a multi-owned data processing consortium. Mr. Richards has a Bachelor of Science in Finance from Susquehanna University and is a graduate of The Stonier Graduate School of Banking.

         D. Michael Taylor, 57, is an architect, real estate developer and entrepreneur, who has resided in the State College area for 28 years. Mr. Taylor has a Bachelor of Architecture degree from Kansas State University. Upon graduation, he spent several years in commercial architecture for Phillips
Petroleum and other firms, specializing in retail construction for national companies. In addition to his architecture practice, Mr. Taylor is part owner of Gwald/Taylor, a firm specializing in industrial process equipment sales to the paper and pulp industry.

Community Advisory Board of Directors

         Nittany Bank has created a Community Advisory Board of Directors to help evaluate the needs of the community and to solicit ideas and comments from the business community and general populous. The members of the Community Advisory Board are selected on a yearly basis and meet at least every calendar quarter. The Community Advisory Board serves by an appointment from the Board of Directors of Nittany Bank. Set forth below are the names of the members of the Community Advisory Board along with a brief description of their occupation.

         Craig Avedesian is the President and part-owner of Federal Carbide Co. located in Tyrone, Pennsylvania. Mr. Avedesian is a resident of State College, Pennsylvania.

         Dr. Richard Doerfler is in private practice as an orthodontist in State
College,   Pennsylvania.   Dr.   Doerfler  is  a  resident  of  State   College,
Pennsylvania.

         Kelly Grimes is the President and owner of the Wendy's franchise stores located in State College, Pennsylvania. Ms. Grimes is a resident of State College, Pennsylvania.

         Hugh Manion is a general manager of Bell Atlantic, Inc. in State College, Pennsylvania. Mr. Manion is a resident of State College, Pennsylvania.

         James Meister is a Special Assistant to the Athletic Director of the Pennsylvania State University, State College, Pennsylvania. He is a retired vice president of ALCOA. Mr. Meister is a resident of State College, Pennsylvania.

         Lori Pacchioli is the Director of Marketing for Penn State broadcasting State College, Pennsylvania. Ms. Pacchioli is a resident of State College, Pennsylvania.

         Anne Riley is a member of the Pennsylvania State Board of Trustees and is past president of the Pennsylvania State University Alumni Association, State College, Pennsylvania. Ms. Riley is also a member of the Renaissance board of directors and the Mt. Nittany Conservatory board of directors, State College, Pennsylvania. She is a resident of State College, Pennsylvania.

         Richard  Shore  is Vice  President  of  Corporate  Development  and Tax
Affairs  for   Tele-Media,   Corporation  of  Delaware,   Inc.,   Pleasant  Gap,
Pennsylvania. Mr. Shore is a resident of State College, Pennsylvania.

         Donn  Wagner  is  President  of   Alleghencies   Analysis,   Boalsburg,
Pennsylvania. Mr. Wagner is a resident of Boalsburg, Pennsylvania.

         D. Patrick Daugherty is owner of Tavern Restaurant, State College, Pennsylvania.

Executive Officers Who Are Not Directors

         Richard C. Barrickman, 48, was appointed Senior Vice President upon completion of the formation of Nittany Bank on October 23, 1998. Mr. Barrickman was employed by PNC Bank, N.A. ("PNC") and its predecessors through mergers. Prior to merger with PNC and its predecessors in 1982, Mr. Barrickman was the President of Mt. Nittany Savings and Loan Association. Mr. Barrickman is a native of State College, Pennsylvania.

         John E. Arrington, 35, was appointed Vice President of Retail Banking upon completion of the formation of Nittany Bank on October 23, 1998. He is also President of Nittany Asset Management, Inc. Previous to his appointment with Nittany Bank, Mr. Arrington was employed by PNC and its predecessors, serving in a variety of capacities, most recently as Vice President. Mr. Arrington is past President of the Board of the Nittany Valley Symphony.

Item 10.  Executive Compensation
--------------------------------

Director Compensation

         Directors and advisory directors have received no compensation for their services, since the incorporation of the Company.

Stock Option Plan

         The 1998 stock option plan ("Option Plan") was approved by stockholders on May 24, 1999 (the "effective date of grant"). Pursuant to the plan, each director and executive officer was previously granted options on October 23, 1998 to purchase shares of the Company's Common Stock at an exercise price of $10.00 per share pursuant to a stock option plan which was subject to subsequent stockholder approval. Messrs. Malizia and Richards were each granted options to purchase 20,000 shares of Common Stock and Mr. Musso was granted options to purchase 10,000 shares of Common Stock. Messrs. Jaffe and Taylor were each granted options to purchase 5,000 shares of Common Stock and Messrs. Goodman and McShea were each granted options to purchase 4,000 shares of Common Stock. Of the options granted to each of the directors, except for Mr. Richards, 33 1/3% of the options were exercisable on the effective date of grant and the remaining options are exercisable at the rate of 33 1/3% per year using the board approval date of October 23, 1998 ("board approval date".) For Mr. Richards, 25% of the options were exercisable on the effective date of grant and the remaining options are exercisable at the rate of 25% per year on the board approval date. All directors and full-time employees were granted stock options under the option plan approved by stockholders on May 24, 1999.

Executive Officer Compensation

         The Company has no full time employees, but relies on the employees of the Bank for the limited services required by us. All compensation paid to officers and employees is paid by the Bank.

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the chief executive officer. No other executive officer of either Nittany Bank or the Company had a salary and bonus during the years ended December 31, 1999 that exceeded $100,000 for services rendered. Mr. Richards employment with Nittany Bank commenced on October 23, 1998.

                                                                                 Long Term
                                                                                Compensation
                                            Annual Compensation                    Awards
                                   ----------------------------------------    --------------
                                                                                 Securities
Name and                  Fiscal                              Other Annual       Underlying          All Other
Principal Position         Year     Salary($)     Bonus($)    Compensation       Options(#)       Compensation($)
-------------------        ----     ---------     --------    ------------       ----------       ---------------
David Z. Richards          1999         100,000    15,000          --              20,000(1)             --
President and CEO          1998          76,666      --            --                  --                --


------------
(1) Such awards under the Option Plan were immediately exercisable (25%) commencing on May 24, 1999. The remaining shares granted vest at a rate of 25% on the anniversary date of the grant approval by the Board of Directors, which was October 23, 1998. The exercise price equals the market value of the Common Stock on the date of grant of $10.00. See--"Stock Awards".

         Employment Agreement. The Company entered into an employment agreement with David Z. Richards, President and Chief Executive Officer in December 1997. Mr. Richards's base salary under the agreement is $100,000. Under the terms of the agreement, Mr. Richards salary was 72% of the $100,000 base salary prior to the time the Bank opened for business. The agreement has a term of three years and may be terminated by us for "just cause" as defined in the agreement. If the Company terminates Mr. Richards without just cause, Mr. Richards will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement. The agreement contains a provision stating that in the event of the termination of employment in connection with a change in control of us, Mr. Richards will be paid a lump sum amount equal to 2.99 times his five year average annual taxable compensation. If such payments had been made under the agreement as of December 31, 1999, such payments would have equaled approximately $265,000. The agreement may be renewed annually by Nittany's Board of Directors upon a determination of satisfactory performance within the Board's sole discretion. The agreement was renewed for an additional year (i.e., until December 31, 2002) by the Board of Directors in January 2000. If Mr. Richards shall become disabled during the term of the agreement, he shall continue to receive payment of 80% of the base salary for a period of 3 months and 50% of such base salary for a period of 12 months, but not exceeding the remaining term of the agreement. Such payments shall be reduced by any other benefit payments made under other disability programs in effect for the Bank's employees.

         Stock Awards. The following tables set forth additional information concerning stock options granted during the 1999 fiscal year pursuant to the Option Plan to the named executive officer in the Summary Compensation Table and the year end value of such outstanding options. No Stock Appreciation Rights
(SARs) are authorized under the plan.

                                                 OPTION GRANTS TABLE
                                         Option grants in Last Fiscal Year
                                         ---------------------------------


                                                      Individual Grants
------------------------------------------------------------------------------------------------------

                                                         % of Total
                                      # of Securities     Options
                                        Underlying       Granted to    Exercise or
                                          Options       Employees in    Base Price      Expiration
Name                                    Granted(#)      Fiscal Year       ($/Sh)           Date
----                                    ----------      -----------       ------           ----
David Z. Richards                         20,000            58%           $10.00       May 24, 2009

                                Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Values
                                -------------------------------------------------------------------------

                                                                         Number of Securities
                                                                        Underlying Unexercised       Value of Unexercised
                                                                              Options at           In-The-Money Options/SARs
                                                                              FY-End (#)                 at FY-End ($)
                         Shares Acquired                                      ----------                 -------------
Name                     on Exercise (#)       Value Realized($)      Exercisable/Unexercisable   Exercisable/Unexercisable(1)
----                     ---------------       -----------------      -------------------------   ----------------------------
David Z. Richards             0                       0                    10,000 / 10,000               5,000 / 5,000



------------------
(1) Based upon an exercise price of $10.00 per share and estimated price of $10.50 at December 31, 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Based upon the records of Nittany's transfer agent, the following table sets forth, as of December 31, 1999, persons or groups who own more than 5% of the Common Stock and the ownership of all executive officers and directors of Nittany as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at that date.


                                                                                  Percent of Shares
                                                   Amount and Nature of            of Common Stock
Name and Address of Beneficial Owner               Beneficial Ownership(1)          Outstanding(%)
-------------------------------------------------- ----------------------------- -------------------

Samuel J.  Malizia                                        65,502(1)                      9.8
J. Garry McShea                                           34,337(1)                      5.2
Donald J. Musso                                           39,009(1)                      5.9
All directors and executive officers of the
Company as a group (9 persons)                           223,276(2)                     31.5


-------------------
(1) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power, unless otherwise indicated. Also, includes shares of common stock that the named persons have a right to purchase pursuant to exercisable stock options within 60 days of December 31, 1999, as follows: J. Garry McShea - 2,666 shares, Samuel J. Malizia - 13,334 shares, and Donald J. Musso - 6,667 shares.
(2) Includes 48,497 shares of common stock that the nine individuals have a right to purchase pursuant to stock options that are exercisable within 60 days of December 31, 1999.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The Bank , like many financial institutions, have followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of the Bank's business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

         (a) The following exhibits are included in this Report or incorporated herein by reference:

              3(i)         Amended Articles of Incorporation of Nittany Financial Corp. **
              3(ii)        Bylaws of Nittany Financial Corp. **
              4            Specimen Stock Certificate of Nittany Financial Corp. **
              10.1         Employment Agreement between the Bank and David Z. Richards **
              10.2         Nittany Financial Corp. 1998 Stock Option Plan
              21           Subsidiaries of the Registrant (See "Item 1- Business")
              27           Financial Data Schedule (electronic filing only)

--------------------
** Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

         (b)  Reports on Form 8-K.

              None.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 28, 2000.


                                               NITTANY FINANCIAL CORP.



                                           By: /s/David Z. Richards
                                               ---------------------------------
                                               David Z. Richards
                                               President, C.E.O. and Director
                                               (Duly Authorized Representative )


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 2000.


/s/Samuel J. Malizia                           /s/David Z. Richards
----------------------------------------       ---------------------------------
Samuel J. Malizia                              David Z. Richards
Chairman of the Board of Directors             President, C.E.O. and Director
                                               (Principal Executive Officer and
                                               Principal Financial Officer)

/s/Donald J. Musso
----------------------------------------       ---------------------------------
Donald J. Musso                                William A. Jaffe
Director                                       Director and Secretary


                                               /s/J. Garry McShea
----------------------------------------       ---------------------------------
D. Michael Taylor                              J. Garry McShea
Director                                       Director


/s/David K. Goodman, Jr.
----------------------------------------
David K. Goodman, Jr.
Director