Form 10QSB
period 2000-03-31
NITTANY FINANCIAL CORP
filed 2000-05-15
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


     For the transition period from              to
                                    ------------    ------------

                        Commission File Number 333-57277
                        --------------------------------

                             Nittany Financial Corp.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                 23-2925762
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

            116 E. College Avenue, State College, Pennsylvania 16801
                    (Address of principal executive offices)

                                (814) 234 - 7320
              (Registrant's telephone number, including area code)


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

                  Class: Common Stock, par value $.10 per share
                       Outstanding at May 5, 2000: 709,389

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                                                Page
                                                                                                                Number
                                                                                                           -----------------

PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                        Consolidated Balance Sheet (Unaudited) as of                                              3
                            March 31, 2000 and December 31, 1999

                        Consolidated Statement of Income (Unaudited)
                            for the Three Months ended March 31, 2000 and 1999                                    4

                        Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                     5

                        Consolidated Statement of Cash Flows (Unaudited)
                            for the Three Months ended March 31, 2000 and 1999                                    6

                        Notes to Unaudited Consolidated Financial Statements                                      7

      Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                       8 - 10

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                             11

      Item 2.       Changes in Securities                                                                         11

      Item 3.       Default Upon Senior Securities                                                                11

      Item 4.       Submissions of Matters to a Vote of Security Holders                                          11

      Item 5.       Other Information                                                                             11

      Item 6.       Exhibits and Reports on Form 8 - K                                                            11

SIGNATURES                                                                                                        12


                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                     March 31,               December 31,
                                                                                        2000                     1999
                                                                                  -----------------        -----------------
ASSETS
Cash and due from banks                                                         $          489,411       $          826,181
Interest-bearing deposits with other banks                                               5,319,425                2,231,694
Investment securities available for sale                                                15,717,536               15,872,402
Investment securities held to maturity  (market
      value of $1,541,887 and $1,652,336)                                                1,624,632                1,674,729
Loans receivable (net of allowance for loan losses
      of $219,673 and $186,647)                                                         31,608,335               27,979,708
Premises and equipment                                                                     169,468                  175,587
Intangible assets                                                                          882,520                  894,392
Accrued interest and other assets                                                          379,410                  390,031
                                                                                  -----------------        -----------------

      TOTAL ASSETS                                                              $       56,190,737       $       50,044,724
                                                                                  =================        =================

LIABILITIES
Deposits:
      Noninterest-bearing demand                                                $        3,601,066       $        2,626,107
      Interest-bearing demand                                                            5,482,514                5,659,727
      Money market                                                                      16,279,543               15,032,313
      Savings                                                                            1,818,328                1,732,077
      Time                                                                              13,953,652               10,733,000
                                                                                  -----------------        -----------------
           Total deposits                                                               41,135,103               35,783,224
FHLB advances                                                                            8,600,000                8,600,000
Accrued interest payable and other liabilities                                             605,391                  430,097
                                                                                  -----------------        -----------------
      TOTAL LIABILITIES                                                                 50,340,494               44,813,321
                                                                                  -----------------        -----------------
STOCKHOLDER'S EQUITY
Serial perferred stock, no par value; 5,000,000 shares                                           -                        -
      authorized, none issued
Common stock, $.10 par value, 10,000,000 shares
      authorized; 709,389 and 656,476 issued and outstanding                                70,939                   65,648
Additional paid-in capital                                                               7,040,564                6,464,476
Retained deficit                                                                          (715,877)                (752,781)
Accumulated other comprehensive loss                                                      (545,383)                (545,940)
                                                                                  -----------------        -----------------
      TOTAL STOCKHOLDERS' EQUITY                                                         5,850,243                5,231,403
                                                                                  -----------------        -----------------
      TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                 $       56,190,737       $       50,044,724
                                                                                  =================        =================


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                        Three Months Ended March 31,
                                                                                        2000                     1999
                                                                                  -----------------        -----------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                                           $          581,894       $          150,345
Investment securities                                                                      284,424                  204,732
Interest-bearing deposits with other banks                                                  33,040                   42,407
                                                                                  -----------------        -----------------
      Total interest and dividend income                                                   899,358                  397,484
                                                                                  -----------------        -----------------
INTEREST EXPENSE
Deposits                                                                                   397,452                  179,845
FHLB advances                                                                              130,214                   50,057
                                                                                  -----------------        -----------------
      Total interest expense                                                               527,666                  229,902
                                                                                  -----------------        -----------------
NET INTEREST INCOME                                                                        371,692                  167,582

Provision for loan losses                                                                   33,000                        -
                                                                                  -----------------        -----------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                               338,692                  167,582
                                                                                  -----------------        -----------------
NONINTEREST INCOME
Service fees on deposit accounts                                                            54,160                   27,251
Other income                                                                                 9,862                    3,472
                                                                                  -----------------        -----------------
      Total noninterest income                                                              64,022                   30,723
                                                                                  -----------------        -----------------
NONINTEREST EXPENSE
Compensation and employee benefits                                                         168,458                  109,924
Occupancy and equipment                                                                     56,614                   49,180
Data processing                                                                             42,626                   15,778
Goodwill amortization                                                                       11,872                   13,690
Professional fees                                                                           13,948                   24,757
Printing and supplies                                                                       16,481                   16,908
Other                                                                                       55,811                   51,568
                                                                                  -----------------        -----------------
      Total noninterest expense                                                            365,810                  281,805
                                                                                  -----------------        -----------------
Income (loss) before income taxes                                                           36,904                  (83,500)
Income taxes                                                                                     -                        -
                                                                                  -----------------        -----------------
NET INCOME (LOSS)                                                               $           36,904       $          (83,500)
                                                                                  =================        =================
EARNINGS (LOSS) PER SHARE:
      Basic                                                                     $            $0.05       $           ($0.14)
      Diuluted                                                                               $0.05                   ($0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                                                683,114                  577,436
      Diuluted                                                                             684,941                  577,436


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAIDITED)

                                                                                    Accumulated
                                                                                      Other
                                                     Additional                       Compre-          Total      Compre-
                                          Common       Paid-in      Retained          hensive      Stockholders'  hensive
                                          Stock        Capital      Deficit            Loss          Equity       Income
                                          -------    ------------   ----------     ------------   -------------   --------

Balance, December 31, 1999               $65,648    $  6,464,476   $ (752,781)      $ (545,940)  $   5,231,403

Common stock issued, net                   5,291         576,088                                       581,379
Net income                                                             36,904                           36,904  $  36,904
Other comprehensive income:
  Unrealized income on available for
    sale securities                                                                        557             557        557
                                                                                                                  --------
Comprehensive income                                                                                            $  37,461
                                          -------    ------------   ----------       ----------   -------------   ========

Balance, March 31, 2000                  $70,939    $  7,040,564   $ (715,877)      $ (545,383)  $   5,850,243
                                          =======    ============   ==========       ==========   =============


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended March 31,
                                                                                        2000                     1999
                                                                                  -----------------        -----------------
OPERATING ACTIVITIES
Net income (loss)                                                               $           36,904       $          (83,500)
Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
      Provision for loan losses                                                             33,000                        -
      Depreciation, amortization, and accretion, net                                        27,138                   30,689
      Increase in accrued interest receivable                                               (6,823)                 (31,376)
      Increase in accrued interest payable                                                 183,179                    7,893
      Other, net                                                                             9,559                  (11,435)
                                                                                  -----------------        -----------------
      Net cash provided by (used for) operating activities                                 282,957                  (87,729)
                                                                                  -----------------        -----------------
INVESTING ACTIVITIES
Funding of purchase commitment for investment security                                           -                 (500,000)
Investment securities available for sale:
      Purchases                                                                                  -               (3,523,012)
      Maturities and repayments                                                            152,294                1,665,249
Investment securities held to maturity:
      Purchases                                                                                  -               (1,945,065)
      Maturities and repayments                                                             49,851                        -
Net increase in loans receivable                                                        (4,962,164)              (5,951,471)
Proceeds from sales of loans                                                             1,300,500                        -
Purchase of premises and equipment                                                          (5,735)                 (51,559)
                                                                                  -----------------        -----------------
      Net cash used for investing activities                                            (3,465,254)             (10,305,858)
                                                                                  -----------------        -----------------

FINANCING ACTIVITIES
Net increase in deposits                                                                 5,351,879                6,582,242
Proceeds from long-term FHLB advances                                                            -                  600,000
Net proceeds from the sale of common stock                                                 581,379                        -
                                                                                  -----------------        -----------------
      Net cash provided by financing activities                                          5,933,258                7,182,242
                                                                                  -----------------        -----------------
      Increase (decrease) in cash and cash  equivalents                                  2,750,961               (3,211,345)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                3,057,875                5,929,243
                                                                                  -----------------        -----------------
CASH AND CASH EQUIVALENTS
                             AT END OF PERIOD                                   $        5,808,836       $        2,717,898
                                                                                  =================        =================

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the period for:
      Interest on deposits and borrowings                                       $          344,487       $          222,009

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2000 or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31,1999 and 1998, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended March 31, 2000, the diluted number of shares outstanding from employee and director stock options was 1,826. There were no dilutive shares of common stock for the three months ended March 31, 1999.

                       MANAGEMENT DISCUSSION AND ANALYSIS


GENERAL

         The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, the opening of additional branch locations, general economic conditions, government policies and actions of regulatory authorities. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         Nittany Financial Corp. ("Nittany") is a holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. The business operations of Nittany include two operating subsidiaries, Nittany Bank and Nittany Asset Management, Inc. (collectively, the "Company").

         On March 31, 2000, Nittany completed its additional common stock offering and sold approximately 131,953 common shares, at $11.00 per share, or $1,451,483. Of the total shares sold, the Company completed the sale of 79,040 shares on December 31, 1999. The proceeds of the offering are expected to be used to fund loans, improve profitability and possible expansion of an additional branch office. In connection with the possible expansion of an additional branch office, on April 24, 2000, the Company entered into a lease agreement for a new branch office to be located in State College at 129 Rolling Ridge Drive. The Company currently estimates that costs in connection with renovations to this new branch location to be approximately $140,000. The new branch is subject to the non-objection of the Office of Thrift Supervision and is expected to open during the third quarter 2000.

CHANGES IN FINANCIAL CONDITION

         The Company experienced strong growth at March 31, 2000 with total assets increasing $6,146,000 or 12.3% to $56,191,000 from $50,045,000 at
December 31, 1999. This growth was stimulated primarily by an increase in net loans of $3,629,000 and an increase in interest-bearing deposits with other banks of $3,088,000. Funding for this growth was provided primarily through increases in various deposit products totaling $5,352,000, as well as the receipt of aggregate net proceeds of $1,402,000 from the common stock offering.

         The increase in interest bearing deposits in other banks primarily reflects the purchase certificates of deposit totaling $2,500,000. Management maintains a level of cash equivalents which is desirable for meeting the normal cash flow requirements of its customers for the funding of loans and repayment of deposits.

         The increase in net loans resulted from the economic health of the Company's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. Of this increase, approximately 93.4%, or $3,418,000 was comprised of loans secured by various forms of real estate. The real estate lending growth included $2,378,000 in one-to-four family mortgages and $890,000 in commercial real estate.

         At March 31, 2000, the Company's allowance for loan losses approximated $220,000 as compared to $187,000 at December 31, 1999. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, industry standards since the Bank is a denovo bank and other relevant factors that may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not be required in future periods. Management may increase the allowance for loan losses based upon its quarterly internal risk analysis.

         Due to the continued marketing efforts of promoting the opening of a new community bank in the State College area, deposits increased $5,352,000 or 15.0% to $41,135,000 at March 31, 2000 compared to $35,783,000 at December 31,
1999. This growth was spread among three primary sources: time deposits of $3,221,000, money market accounts of $1,247,000, and demand deposits $798,000. The growth in time deposits include approximately $2,500,000 of short term certificate of deposits, which the Company does not believe will be retained in the long term.

         Stockholder's equity increased $619,000 to $5,850,000 at March 31, 2000 from $5,231,000 at December 31, 1999 as a result of net income of $37,000 and the sale of 52,913 shares of common stock resulting in net proceeds of $581,000.

RESULTS OF OPERATIONS

         Net income increased $120,000 to $37,000 for the three-month period ended March 31, 2000 from a net loss of $84,000 for the same period ended 1999. Higher net income for the current three month period was primarily the result of higher net interest and non-interest income partially offset by an increase in non-interest expenses .

         Net interest income for the three months ended March 31, 2000 was $372,000 as compared to $168,000 for the same period ended 1999. The interest yield margin for the current year three month period increased 35 basis points to 2.93% from 2.63% for same period in 1999. Additionally, the interest rate spread for the current three month period increased 41 basis points to 2.33% from 1.92% for the same the period in 1999. Despite the increase in general interest rate levels during the period, both interest income and expense were driven by increases in average balances of interest-earning assets and interest-bearing liabilities. Of the $24,353,000 and $21,935,000 increases in average interest-earning assets and interest-bearing liabilities, respectively, $21,533,000 and $18,422,000 were primarily the result of loan and deposit growth, respectively.

         Total non-interest income for the three-month period ending March 31, 2000 increased $33,000 to $64,000 from $31,000 for the same period ended 1999. Non-interest income items are primarily comprised of normal service charges and fees on deposits, along with fee income derived from ATM surcharges. Such amounts have progressively increased during each quarter as the number of deposit accounts and volume of related transactions have increased. Also included in non-interest income for the current three month period was approximately $9,900 of income from Nittany Asset Management.

         Total non-interest expenses increased $84,000 to $366,000 for the three-month period ended March 31, 2000 from $282,000 for the same period ended 1999. In the prior year three month period, Nittany Bank was in operation for approximately five months. The increase in total non-interest expenses for the current year three month period is primarily related to operating a larger organization. Higher professional fees for the prior year three month period were the result of the Company's new operations.

LIQUIDITY AND CAPITAL RESOURCES

         Management monitors both the Company's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2000, both the Company and the Bank exceeded the minimum risk-based and leverage capital ratio requirements. The Company's and Bank's Total risk-based, Tier I risk-based and Tier I leverage ratios are 16.7%, 16.1%, 9.9% and 16.0%, 15.4%, 9.5%, respectively, at March 31, 2000.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

                None

Item 2.    Changes in Securities and Use of Proceeds

          In connection with the common stock offering, the Company sold stock on December 31, 1999 and February 3, 2000. Information regarding these sales is included in Item 5(b) of the Form 10KSB filed with the Commission on March 28, 2000. The Company terminated the stock offering on March 31, 2000 and sold an additional 10,385 shares for net proceeds of $114,000. There were no direct or indirect payments to affiliates.

Item 3.    Defaults by the Company on its senior securities

               None

Item 4.    Submission of matters to a vote of security holders

            None

Item 5.    Other information

               None

Item 6.    Exhibits and Reports on Form 8-K

(a)  The following exhibits are incorporated herein by reference:
         3(i)   Amended Articles of Incorporation of Nittany Financial Corp. *
         3(ii)  Bylaws of Nittany Financial Corp. *
         4      Specimen Stock Certificate of Nittany Financial Corp. *
         10.1   Employment Agreement between the Bank and David Z. Richards *
         10.2   Nittany Financial Corp. 1998 Stock Option Plan**
         27     Financial Data Schedule (electronic filing only)
         99     Independent Accountants Review Report

-----------
* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.
** Incorporated by reference to the identically numbered exhibit to the Form 10-KSB filed with the Commission on March 28, 2000.

(b)  Reports on Form 8-K.

                  On April 6, 2000, an Item 5 Form 8-K was filed to disclose the completion of the common stock offering.

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