Form 10QSB
period 2000-06-30
NITTANY FINANCIAL CORP
filed 2000-08-11
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

-----
  X   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
-----                                OF 1934

      For the quarterly period ended June 30, 2000

-----
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----


            For the transition period from             to
                                           -----------    ----------

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

                  Class: Common Stock, par value $.10 per share
                     Outstanding at August 10, 2000: 709,389

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                                                 Page
                                                                                                                Number
                                                                                                           -----------------

PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                        Consolidated Balance Sheet (Unaudited) as of                                              3
                            June 30, 2000 and December 31, 1999

                        Consolidated Statement of Income (Unaudited)
                            for the Six Months ended June 30, 2000 and 1999                                       4

                        Consolidated Statement of Income (Unaudited)
                            for the Three Months ended June 30, 2000 and 1999                                     5

                        Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                     6

                        Consolidated Statement of Cash Flows (Unaudited)
                            for the Six Months ended June 30, 2000 and 1999                                       7

                        Notes to Unaudited Consolidated Financial Statements                                      8

      Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                       9 - 12

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                             13

      Item 2.       Changes in Securities                                                                         13

      Item 3.       Default Upon Senior Securities                                                                13

      Item 4.       Submissions of Matters to a Vote of Security Holders                                          13

      Item 5.       Other Information                                                                             13

      Item 6.       Exhibits and Reports on Form 8 - K                                                         13 - 14

SIGNATURES                                                                                                        15


                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                      June 30,               December 31,
                                                                                        2000                     1999
                                                                                  -----------------        -----------------
ASSETS
Cash and due from banks                                                         $          128,036       $          826,181
Interest-bearing deposits with other banks                                               1,414,004                2,231,694
Investment securities available for sale                                                15,395,710               15,872,402
Investment securities held to maturity  (market
      value of $1,503,192 and $1,652,336)                                                1,584,531                1,674,729
Loans receivable (net of allowance for loan losses
      of $257,673 and $186,647)                                                         35,792,277               27,979,708
Premises and equipment                                                                     158,911                  175,587
Intangible assets                                                                          870,647                  894,392
Accrued interest and other assets                                                          482,192                  390,031
                                                                                  -----------------        -----------------

      TOTAL ASSETS                                                              $       55,826,308       $       50,044,724
                                                                                  =================        =================

LIABILITIES
Deposits:
      Noninterest-bearing demand                                                $        2,377,035       $        2,626,107
      Interest-bearing demand                                                            5,874,168                5,659,727
      Money market                                                                      14,653,673               15,032,313
      Savings                                                                            2,575,494                1,732,077
      Time                                                                              15,592,720               10,733,000
                                                                                  -----------------        -----------------
           Total deposits                                                               41,073,090               35,783,224
FHLB advances                                                                            8,600,000                8,600,000
Accrued interest payable and other liabilities                                             286,836                  430,097
                                                                                  -----------------        -----------------
      TOTAL LIABILITIES                                                                 49,959,926               44,813,321
                                                                                  -----------------        -----------------
STOCKHOLDER'S EQUITY
Serial perferred stock, no par value; 5,000,000 shares                                           -                        -
      authorized, none issued
Common stock, $.10 par value, 10,000,000 shares
      authorized; 709,389 and 656,476 issued and outstanding                                70,939                   65,648
Additional paid-in capital                                                               7,040,564                6,464,476
Retained deficit                                                                          (670,338)                (752,781)
Accumulated other comprehensive loss                                                      (574,783)                (545,940)
                                                                                  -----------------        -----------------
      TOTAL STOCKHOLDERS' EQUITY                                                         5,866,382                5,231,403
                                                                                  -----------------        -----------------
      TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                 $       55,826,308       $       50,044,724
                                                                                  =================        =================

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                          Six Months Ended June 30,
                                                                                        2000                     1999
                                                                                  -----------------        -----------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                                           $        1,270,580       $          405,214
Investment securities                                                                      572,397                  451,004
Interest-bearing deposits with other banks                                                  64,877                   60,392
                                                                                  -----------------        -----------------
      Total interest and dividend income                                                 1,907,854                  916,610
                                                                                  -----------------        -----------------
INTEREST EXPENSE
Deposits                                                                                   850,557                  414,325
FHLB advances                                                                              269,105                  125,074
                                                                                  -----------------        -----------------
      Total interest expense                                                             1,119,662                 539,399
                                                                                  -----------------        -----------------
NET INTEREST INCOME                                                                        788,192                  377,211

Provision for loan losses                                                                   71,000                        -
                                                                                  -----------------        -----------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                               717,192                  377,211
                                                                                  -----------------        -----------------
NONINTEREST INCOME
Service fees on deposit accounts                                                           105,137                   55,503
Realized gain on sale of securities                                                              -                    1,342
Other income                                                                                21,119                   12,244
                                                                                  -----------------        -----------------
      Total noninterest income                                                             126,256                   69,089
                                                                                  -----------------        -----------------
NONINTEREST EXPENSE
Compensation and employee benefits                                                         345,733                  236,240
Occupancy and equipment                                                                    114,884                   95,066
Data processing                                                                             83,971                   33,630
Goodwill amortization                                                                       23,745                   25,558
Professional fees                                                                           34,815                   62,874
Printing and supplies                                                                       33,962                   26,062
Other                                                                                      123,895                  119,896
                                                                                  -----------------        -----------------
      Total noninterest expense                                                            761,005                  599,326
                                                                                  -----------------        -----------------
Income (loss) before income taxes                                                           82,443                 (153,026)
Income taxes                                                                                     -                        -
                                                                                  -----------------        -----------------
NET INCOME (LOSS)                                                               $           82,443       $         (153,026)
                                                                                  =================        =================
EARNINGS (LOSS) PER SHARE:
      Basic                                                                     $            $0.12       $           ($0.27)
      Diluted                                                                                $0.12                   ($0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                                                696,252                  577,436
      Diluted                                                                              696,711                  577,436


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                         Three Months Ended June 30,
                                                                                        2000                     1999
                                                                                  -----------------        -----------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                                           $          688,686       $          254,869
Investment securities                                                                      287,973                  246,272
Interest-bearing deposits with other banks                                                  31,837                   17,985
                                                                                  -----------------        -----------------
      Total interest and dividend income                                                 1,008,496                  519,126
                                                                                  -----------------        -----------------
INTEREST EXPENSE
Deposits                                                                                   453,105                  234,480
FHLB advances                                                                              138,891                   75,017
                                                                                  -----------------        -----------------
      Total interest expense                                                               591,996                  309,497
                                                                                  -----------------        -----------------
NET INTEREST INCOME                                                                        416,500                  209,629

Provision for loan losses                                                                   38,000                        -
                                                                                  -----------------        -----------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                               378,500                  209,629
                                                                                  -----------------        -----------------
NONINTEREST INCOME
Service fees on deposit accounts                                                            50,977                   28,252
Realized gain on sale of securities                                                              -                    1,342
Other income                                                                                11,257                    8,772
                                                                                  -----------------        -----------------
      Total noninterest income                                                              62,234                   38,366
                                                                                  -----------------        -----------------
NONINTEREST EXPENSE
Compensation and employee benefits                                                         177,275                  126,316
Occupancy and equipment                                                                     58,270                   45,886
Data processing                                                                             41,345                   17,852
Goodwill amortization                                                                       11,873                   11,868
Professional fees                                                                           20,867                   38,117
Printing and supplies                                                                       17,481                    9,154
Other                                                                                       68,084                   68,328
                                                                                  -----------------        -----------------
      Total noninterest expense                                                            395,195                  317,521
                                                                                  -----------------        -----------------
Income (loss) before income taxes                                                           45,539                  (69,526)
Income taxes                                                                                     -                        -
                                                                                  -----------------        -----------------
NET INCOME (LOSS)                                                               $           45,539       $          (69,526)
                                                                                  =================        =================
EARNINGS (LOSS) PER SHARE:
      Basic                                                                     $            $0.06       $           ($0.12)
      Diluted                                                                                $0.06                   ($0.12)

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                                                709,389                  577,436
      Diluted                                                                              709,389                  577,436


See accompanying notes to the unaudited consolidated financial statements.

                                                                    NITTANY FINANCIAL CORP.
                                            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAIDITED)


                                                                                     Accumulated
                                                                                        Other
                                                        Additional                     Compre-         Total       Compre-
                                          Common          Paid-in     Retained         hensive     Stockholders'   hensive
                                          Stock           Capital     Deficit           Loss         Equity       Income
                                          ----------    -----------   ---------       ----------   ------------   --------

Balance, December 31, 1999               $   65,648    $ 6,464,476   $(752,781)      $ (545,940)  $  5,231,403

Common stock issued, net                      5,291        576,088                                     581,379
Net income                                                              82,443                          82,443  $  82,443
Other comprehensive income:
  Unrealized loss on available for
    sale securities                                                                     (28,843)       (28,843)   (28,843)
                                                                                                                  --------
Comprehensive income                                                                                            $  53,600
                                          ----------    -----------   ---------       ----------   ------------   ========

Balance, June 30, 2000                   $   70,939    $ 7,040,564   $(670,338)      $ (574,783)  $  5,866,382
                                          ==========    ===========   =========       ==========   ============




See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                          2000            1999
                                                                    --------------  --------------
OPERATING ACTIVITIES
Net income (loss)                                                    $     82,443    $   (153,026)
Adjustments to reconcile net income (loss) to
   net cash used for operating activities:
      Provision for loan losses                                            71,000            --
      Depreciation, amortization, and accretion, net                       53,821          81,931
      Decrease (increase) in accrued interest receivable                  (72,617)       (101,882)
      Increase (decrease) in accrued interest payable                    (165,972)          4,760
      Other, net                                                            3,167         (91,143)
                                                                     ------------    ------------
      Net cash used for operating activities                              (28,158)       (259,360)
                                                                     ------------    ------------
INVESTING ACTIVITIES
Investment securities available for sale:
      Purchases                                                              --        (6,851,792)
      Maturities and repayments                                           442,237       2,596,201
Investment securities held to maturity:
      Purchases                                                              --        (1,945,065)
      Maturities and repayments                                            89,906         128,444
Net increase in loans receivable                                       (9,978,990)    (13,372,124)
Proceeds from sales of loans                                            2,095,500            --
Purchase of premises and equipment                                         (7,575)        (78,541)
                                                                     ------------    ------------
      Net cash used for investing activities                           (7,358,922)    (19,522,877)
                                                                     ------------    ------------
FINANCING ACTIVITIES
Net increase in deposits                                                5,289,866      11,454,503
Proceeds from long-term FHLB advances                                        --         4,100,000
Net proceeds from the sale of common stock                                581,379            --
                                                                     ------------    ------------
      Net cash provided by financing activities                         5,871,245      15,554,503
                                                                     ------------    ------------
      Decrease in cash and cash  equivalents                           (1,515,835)     (4,227,734)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                               3,057,875       5,929,243
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                  $  1,542,040    $  1,701,509
                                                                     ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for:
      Interest on deposits and borrowings                            $  1,285,634    $    544,159



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six-months ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2000 or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31,1999 and 1998, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the six months ended June 30, 2000, the diluted number of shares outstanding from employee and director stock options was 459. There were no dilutive shares of common stock for the three months ended June 30, 2000 or for the three and six-months ended June 30, 1999.

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

         On April 24, 2000, the Company entered into a lease agreement for a new branch office to be located in State College at 129 Rolling Ridge Drive, which began operations on August 7, 2000. The Company currently estimates that costs in connection with renovations to this new branch location to be approximately $140,000.

CHANGES IN FINANCIAL CONDITION

         During the first six months of 2000, the Company has experienced strong growth with total assets increasing $5,782,000 or 11.6% to $55,826,000 at June 30, 2000. This growth was fueled by a steady increase in net loans of $7,813,000 that was funded primarily through increases in time and savings deposits totaling $5,703,000, as well as the receipt of aggregate net proceeds of $1,402,000 from the common stock offering.

         The decrease in cash and cash equivalents was primarily used to meet daily operating needs, as well as provided funding for loan originations. Management maintains a level of cash equivalents which is desirable for meeting the normal cash flow requirements of its customers for the funding of loans and repayment of deposits.

         The increase in net loans resulted from the economic health of the Company's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. Of this increase, approximately 94.6%, or $7,453,000 was comprised of loans secured by various forms of real estate. The real estate lending growth included $3,864,000 and $1,366,000 in owner occupied and non-owner occupied one-to-four family mortgages, respectively, and $1,868,000 in commercial real estate.

         At June 30, 2000, the Company's allowance for loan losses approximated $258,000 as compared to $187,000 at December 31, 1999. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, industry standards since the Bank is a denovo bank and other relevant factors that may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not be required in future periods. Management may increase the allowance for loan losses based upon its quarterly internal risk analysis. At June 30, 2000, loans past due thirty days or more totaled $4,000.

         Due to the continued marketing efforts of promoting the opening of a new community bank in the State College area, deposits increased $5,290,000 or 14.8% to $41,073,000 at June 30, 2000. This increase was primarily the result of increases in time and savings deposits of $4,860,000 and $843,000, respectively. The Company completed a successful effort to lengthen the maturities of its deposit base by growing one to three year certificates of deposit by $5,333,000 for the period while partially being offset by a decline in short-term certificates of $1,695,000.

         Stockholder's equity increased $635,000 to $5,866,000 at June 30, 2000 from $5,231,000 at December 31, 1999 primarily as a result of net income of $82,000 and the sale of 52,913 shares of common stock resulting in net proceeds of $581,000.

RESULTS OF OPERATIONS

         The Company recorded net income of $46,000 and $82,000 for the three and six months ended June 30, 2000, respectively, as compared to a net loss of $70,000 and $153,000, respectively, for the same periods in 1999.
 .
         The $115,000 increase in net income for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999, was attributable to an increase in net interest income of $207,000 and an increase in noninterest income of $24,000. Partially offsetting these favorable variances between quarters were increases in noninterest expense and the provision for loan losses, of $78,000 and $38,000, respectively.

         The $235,000 increase in net income for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was attributable to an increase in net interest income of $411,000 and an increase in noninterest income of $57,000. Partially offsetting these favorable variances between quarters were increases in noninterest expense and the provision for loan losses, of $162,000 and $71,000, respectively.

         Net interest income for the three and six-months ended June 30, 2000 was $416,000 and $788,000 as compared to $210,000 and $377,000 for the same periods ended 1999. Interest income increased $489,000 and $991,000 for the three and six-months ended June 30, 2000 as compared to the prior year. These increases can be attributed primarily to increases in interest earned on loans receivable and investment securities of $434,000 and $42,000, for the three months ended June 30, 2000 and 1999, respectively, and $865,000 and $121,000, for the six-months ended June 30, 2000 and 1999, respectively. Although there was an increase in general interest rate levels during these periods, interest income was primarily driven by increases in average balances of interest-earning assets. The average balance of loans outstanding increased $20.3 million to $33.6 million and $20.9 million to $31.1 million for the three and six-months ended June 30, 2000, respectively, compared to $13.3 million and $10.5 million, respectively, for the same periods in the prior year. The average balance of investment securities increased $419,000 to $17.2 million and $2.0 million to $17.3 million for the three and six-months ended June 30, 2000, respectively, compared to $16.7 million and $15.3 million, for the same periods in the prior year. The yield on interest earning assets increased from 6.18% and 6.32% for the three and six-months ended June 30, 1999, respectively, to 7.57% and 7.40% for the same periods ended in 2000, primarily due to an increasing interest rate environment.

         Interest expense increased $282,000 and $580,000 for the three and six-months ended June 30, 2000 as compared to the prior year. Interest incurred on deposits increased $219,000 and $436,000 to $453,000 and $851,000 for the three and six-months ended June 30, 2000, compared to $234,000 and $414,000 for the same periods in the prior year. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $16.7 million and $17.5 million to $37.6 million and $36.1 million for the three and six-months ended June 30, 2000, respectively, compared to $20.9 million and $18.6 million, respectively, for the same periods in the prior year. Interest incurred on borrowed funds increased $64,000 and $144,000 to $139,000 and $269,000 for the three and six-months ended June 30, 2000, respectively, compared to $75,000 and $125,000 for the same periods in the prior year. This increase was primarily attributable to an increase in the average balance of borrowed funds of $3.3 million and $3.4 million to $8.4 million and $8.5 million for the three and six-months ended June 30, 2000, compared to $5.1 million for the both periods in the prior year. This increase in borrowed funds is a reflection of the increase in loans receivables, as such funds were utilized to provide for loan growth. The cost of funds increased from 4.75% and 4.56% for the three and six-months ended June 30, 1999, respectively, to 5.15% and 5.02% for the same periods ended in 2000, primarily due to an increasing interest rate environment.

         Total noninterest income for the three and six-months ending June 30, 2000 increased $24,000 and $57,000 to $62,000 and $126,000, respectively, as compared to $38,000 and $69,000 for the same periods ended 1999. Non-interest income items are primarily comprised of normal service charges and fees on deposits, along with fee income derived from ATM surcharges. Such amounts have progressively increased during each quarter as the number of deposit accounts and volume of related transactions have increased.

         Total noninterest expenses increased $78,000 and $162,000 to $395,000 and $761,000 for the three and six-months ended June 30, 2000, respectively, from $318,000 and $599,000, respectively, for the same periods ended 1999. In the prior year periods, Nittany Bank had been in operation for less than a year. The increase in total noninterest expenses for the current year three and six-month periods is primarily related to operating a larger organization. Higher professional fees for the prior year three and six-month periods were the result of the Company's new operations.

CAPITAL RESOURCES

         Management monitors both the Company's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2000, both the Company and the Bank exceeded the Minimum risk-based and leverage capital ratio requirements. The Company's and Bank's Total risk-based, Tier I risk-based and Tier I leverage ratios are 16.7%, 16.0%, 10.0% and 16.0%, 15.3%, 9.6%, respectively, at June 30, 2000.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults by the Company on its senior securities

           None

Item 4.    Submission of matters to a vote of security holders

           The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 18, 2000:

           Election of a Director for term to expire in 2004:
           David K. Goodman, Jr. was elected by the following vote:

           For:                   485,345
           Votes Withheld:          2,700

           Election of a Director for term to expire in 2004:
           William A. Jaffe was elected by the following vote::

           For:                   485,345
           Votes Withheld:          2,700

           S.R. Snodgrass A.C.was selected as the Company's independent auditors for the fiscal year 2000 by the following vote:

           For:                   482,145
           Against:                 2,900
           Votes Abstaining:        3,000

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


                                       Nittany Financial Corp.


Date: August 11, 2000                  By: /s/David Z. Richards
                                           -------------------------------------
                                           David Z. Richards
                                           President and Chief Executive Officer