Form 10QSB
period 2000-09-30
NITTANY FINANCIAL CORP
filed 2000-11-14
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20552

                                     FORM 10 - QSB

---
 X  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
---                                 OF 1934

    For the quarterly period ended September 30, 2000

---
    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---


                    For the transition period from ___ to ___

                        Commission File Number 333-57277
                        --------------------------------

                             Nittany Financial Corp.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                        23-2925762
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at November 8, 2000: 709,389

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                 ------------

PART I  -  FINANCIAL INFORMATION

     Item 1. Financial Statements

               Consolidated Balance Sheet (Unaudited) as of                          3
                   September 30, 2000 and December 31, 1999

               Consolidated Statement of Income (Unaudited)
                   for the Three Months ended September 30, 2000 and 1999            4

               Consolidated Statement of Income (Unaudited)
                   for the Nine Months ended September 30, 2000 and 1999             5

               Consolidated Statement of Changes in Stockholders' Equity
                   (Unaudited)  for the Nine Months ended  September 30,
                   2000                                                              6

               Consolidated  Statement of Cash Flows (Unaudited) for the
                   Nine Months ended September 30, 2000 and 1999                     7

               Notes to Unaudited Consolidated Financial Statements                  8

     Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                   9-12

PART II  -  OTHER INFORMATION

     Item 1. Legal Proceedings                                                       13

     Item 2. Changes in Securities                                                   13

     Item 3. Default Upon Senior Securities                                          13

     Item 4. Submissions of Matters to a Vote of Security Holders                    13

     Item 5. Other Information                                                       13

     Item 6. Exhibits and Reports on Form 8 - K                                      13

SIGNATURES                                                                           14


                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                              September 30,   December 31,
                                                                   2000            1999
                                                              ------------    ------------
ASSETS
Cash and due from banks                                       $    338,652    $    826,181
Interest-bearing deposits with other banks                          14,923       2,231,694
Investment securities available for sale                        15,211,340      15,872,402
Investment securities held to maturity  (market
     value of $1,494,322 and $1,652,336)                         1,551,577       1,674,729
Loans receivable (net of allowance for loan losses
     of $301,673 and $186,647)                                  39,302,925      27,979,708
Premises and equipment                                             358,954         175,587
Intangible assets                                                  858,677         894,392
Accrued interest and other assets                                  435,560         390,031
                                                              ------------    ------------
     TOTAL ASSETS                                             $ 58,072,608    $ 50,044,724
                                                              ============    ============
LIABILITIES
Deposits:
     Noninterest-bearing demand                               $  2,424,201    $  2,626,107
     Interest-bearing demand                                     7,163,835       5,659,727
     Money market                                               14,362,661      15,032,313
     Savings                                                     4,663,331       1,732,077
     Time                                                       17,403,171      10,733,000
                                                              ------------    ------------
          Total deposits                                        46,017,199      35,783,224
FHLB advances                                                    5,600,000       8,600,000
Accrued interest payable and other liabilities                     438,988         430,097
                                                              ------------    ------------
     TOTAL LIABILITIES                                          52,056,187      44,813,321
                                                              ------------    ------------
STOCKHOLDER'S EQUITY
Serial preferred stock, no par value; 5,000,000 shares                   -               -
     authorized, none issued
Common stock, $.10 par value, 10,000,000 shares
     authorized; 709,389 and 656,476 issued and outstanding         70,939          65,648
Additional paid-in capital                                       7,040,564       6,464,476
Retained deficit                                                  (640,828)       (752,781)
Accumulated other comprehensive loss                              (454,254)       (545,940)
                                                              ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                                  6,016,421       5,231,403
                                                              ------------    ------------
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                  $ 58,072,608    $ 50,044,724
                                                              ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                     Three Months Ended  September 30,
                                                           2000             1999
                                                        ------------     ------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                 $     791,636    $     410,363
Investment securities                                       286,728          277,890
Interest-bearing deposits with other banks                    3,447           20,618
                                                        ------------     ------------
     Total interest and dividend income                   1,081,811          708,871
                                                        ------------     ------------
INTEREST EXPENSE
Deposits                                                    520,236          310,235
FHLB advances                                               128,157          115,474
                                                        ------------     ------------
     Total interest expense                                 648,393          425,709
                                                        ------------     ------------

NET INTEREST INCOME                                         433,418          283,162

Provision for loan losses                                    44,000           60,000
                                                        ------------     ------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                389,418          223,162
                                                        ------------     ------------
NONINTEREST INCOME
Service fees on deposit accounts                             52,976           32,816
Other income                                                 12,742           13,362
                                                        ------------     ------------
     Total noninterest income                                65,718           46,178
                                                        ------------     ------------
NONINTEREST EXPENSE
Compensation and employee benefits                          181,254          158,188
Occupancy and equipment                                      74,956           49,559
Data processing                                              52,376           40,809
Goodwill amortization                                        11,970           11,869
Professional fees                                            17,683           14,790
Printing and supplies                                        24,279           17,766
Other                                                        63,108           66,412
                                                        ------------     ------------
     Total noninterest expense                              425,626          359,393
                                                        ------------     ------------

Income (loss) before income taxes                            29,510          (90,053)
Income taxes                                                      -                -
                                                        ------------     ------------

NET INCOME (LOSS)                                     $      29,510    $     (90,053)
                                                        ============     ============
EARNINGS (LOSS) PER SHARE:
     Basic                                            $       $0.04    $      ($0.16)
     Diluted                                                  $0.04           ($0.16)

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                  709,389          577,436
     Diluted                                                709,389          577,436

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                      Nine Months Ended  September 30,
                                                           2000             1999
                                                        ------------     ------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                 $   2,062,216    $     815,577
Investment securities                                       859,125          728,894
Interest-bearing deposits with other banks                   68,324           81,010
                                                        ------------     ------------
     Total interest and dividend income                   2,989,665        1,625,481
                                                        ------------     ------------
INTEREST EXPENSE
Deposits                                                  1,370,793          724,560
FHLB advances                                               397,262          240,548
                                                        ------------     ------------
     Total interest expense                               1,768,055          965,108
                                                        ------------     ------------

NET INTEREST INCOME                                       1,221,610          660,373

Provision for loan losses                                   115,000           60,000
                                                        ------------     ------------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                              1,106,610          600,373
                                                        ------------     ------------

NONINTEREST INCOME
Service fees on deposit accounts                            158,113           88,319
Realized gain on sale of securities                               -            1,342
Other income                                                 33,861           25,606
                                                        ------------     ------------
     Total noninterest income                               191,974          115,267
                                                        ------------     ------------

NONINTEREST EXPENSE
Compensation and employee benefits                          526,987          394,428
Occupancy and equipment                                     189,840          144,625
Data processing                                             136,347           94,452
Goodwill amortization                                        35,715           37,427
Professional fees                                            52,498           77,664
Printing and supplies                                        58,241           43,828
Other                                                       187,003          166,295
                                                        ------------     ------------
     Total noninterest expense                            1,186,631          958,719
                                                        ------------     ------------

Income (loss) before income taxes                           111,953         (243,079)
Income taxes                                                      -                -
                                                        ------------     ------------

NET INCOME (LOSS)                                     $     111,953    $    (243,079)
                                                        ============     ============
EARNINGS (LOSS) PER SHARE:
     Basic                                            $       $0.16    $      ($0.42)
     Diluted                                                  $0.16           ($0.42)

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                  700,663          577,436
     Diluted                                                700,663          577,436

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                          Accumulated
                                                                            Other
                                          Additional                        Compre-        Total
                              Common      Paid-in         Retained          hensive      Stockholders'
                              Stock       Capital         Deficit           Loss          Equity
                             ---------    -----------   ------------     ------------   -----------

Balance, December 31, 1999    $65,648     $6,464,476    $  (752,781)     $  (545,940)   $5,231,403

Common stock issued, net        5,291        576,088                                       581,379
Net income                                                  111,953                        111,953

Other comprehensive income:
  Unrealized gain on available
    for sale securities                                                       91,686        91,686
                              -------     ----------    ------------     ------------   ----------
Balance, September 30, 2000   $70,939     $7,040,564    $  (640,828)     $  (454,254)   $6,016,421
                              =======     ==========    ============     ============   ==========


See accompanying notes to the unaudited consolidated financial statements.

                                NITTANY FINANCIAL CORP.
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                          Nine Months Ended   September 30,
                                                                2000              1999
                                                            ------------      ------------
OPERATING ACTIVITIES
Net income (loss)                                           $    111,953    $   (243,079)
Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
     Provision for loan losses                                   115,000          60,000
     Depreciation, amortization, and accretion, net               90,225         115,049
     Investment security gains, net                                    -          (1,342)
     Increase in accrued interest receivable                     (46,205)       (102,554)
     Increase in accrued interest payable                          9,042         132,237
     Other, net                                                      525          14,110
                                                            ------------    ------------
     Net cash provided by (used for) operating activities        280,540         (25,579)
                                                            ------------    ------------

INVESTING ACTIVITIES
Investment securities available for sale:
     Purchases                                                         -      (6,851,792)
     Proceeds from sales                                               -         428,554
     Maturities and repayments                                   744,778       2,462,572
Investment securities held to maturity:
     Purchases                                                         -      (1,945,065)
     Maturities and repayments                                   122,914         234,768
Net increase in loans receivable                             (13,535,115)    (19,395,256)
Proceeds from sales of loans                                   2,095,500               -
Purchase of premises and equipment                              (228,271)        (86,608)
                                                            ------------    ------------
     Net cash used for investing activities                  (10,800,194)    (25,152,827)
                                                            ------------    ------------
FINANCING ACTIVITIES
Net increase in deposits                                      10,233,975      19,268,416
Proceeds from long-term FHLB advances                                  -       3,600,000
Repayment of long-term FHLB advances                          (3,000,000)              -
Net proceeds from the sale of common stock                       581,379               -
                                                            ------------    ------------
     Net cash provided by financing activities                 7,815,354      22,868,416
                                                            ------------    ------------

     Decrease in cash and cash  equivalents                   (2,704,300)     (2,309,990)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                      3,057,875       5,929,243
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS
                            AT END OF PERIOD                $    353,575    $  3,619,253
                                                            ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for:
     Interest on deposits and borrowings                    $  1,759,013    $    832,871

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine-months ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2000 or any other interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31,1999 and 1998, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three and nine-months ended September 30, 1999 and 2000, there were no dilutive shares of common stock.

NOTE 3 - SUBSEQUENT EVENT

On October 26, 2000, the Board of Directors of the Company declared a 10% stock dividend on the Company's outstanding common stock, payable on or about January 1, 2001, to stockholders of record as of December 1, 2000.

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income (loss) for the three and nine months periods ended is, as follows:

                                        Three Months Ended     Nine Months Ended
                                        ------------------     -----------------
                                           September 30,          September 30,
                                        2000      1999         2000      1999
                                        ----      ----         ----      ----

Net income (loss)                       $ 29,510  $ (90,053)   $111,953  $(243,079)

Unrealized gain (loss) on securities
  available for sale, net of taxes       120,529   (100,673)     91,686   (435,434)
                                        --------  ---------    --------  ---------
                                        $150,039  $(190,726)   $203,639  $(678,523)
                                        ========  =========    ========  =========

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

OVERVIEW

Nittany Financial Corp. ("Nittany") is a holding company organized in 1997 for the purpose of establishing a de novo community bank in State College,
Pennsylvania. The business operations of Nittany include two operating subsidiaries, Nittany Bank and Nittany Asset Management, Inc. (collectively, the "Company"). Nittany Bank commenced operations on October 26, 1998 and Nittany Asset Management commenced operations in November 1999.

CHANGES IN FINANCIAL CONDITION

Total assets increased $8,028,000 or 16.0% from $50,045,000 at December 31, 1999 to $58,073,000 at September 30, 2000. During the first nine months of 2000, the Company experienced strong growth in net loans of $11,323,000 that was funded primarily through increases in deposit products totaling $10,234,000.

Cash and cash equivalents decreased $2,704,000 to $3,058,000 at September 30, 2000 from $5,929,000 at December 31, 1999. Such activity was primarily used to meet daily operating needs, repay FHLB advances, and provide temporary funding for loan demand. Management maintains a level of cash equivalents which is desirable for meeting the normal cash flow requirements of its customers for the funding of loans and repayment of deposits.

Net loans increased to $39,303,000 at September 30, 2000 from $27,980,000 at December 31, 1999. The increase in net loans resulted from the economic health of the Company's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. Of this increase, approximately $11,191,000 was comprised of loans collateralized by various forms of real estate. Management attributes the increases in residential owner occupied and non-owner occupied and commercial properties of $4,759,000, $2,230,000 and $2,928,000, respectively, to continued customer referrals and the Company's overall relationship with its customers. As of September 30, 2000, the Company has additional commitments to fund loan demand of $1,743,000.

At September 30, 2000, the Company's allowance for loan losses approximated $302,000 as compared to $187,000 at December 31, 1999. Management continually evaluates the adequacy of the allowance for loan losses, which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, industry standards since the Bank is a denovo bank and other relevant factors that may come to the attention of management. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not be required in future periods. Management may increase the allowance for loan losses based upon its quarterly internal risk analysis. There were no loans greater than ninety days past due at September 30, 2000 and loans past due thirty days or more only totaled $67,000.

Due to the continued marketing efforts of promoting the opening of a new community bank in the State College area, as well as customer referrals and the Company's overall relationship with its customers, deposits increased 28.6% to $46,017,000 at September 30, 2000 from $35,783,000 at December 31, 1999. This increase was primarily the result of increases in time and savings deposits of $6,670,000 and $2,931,000, respectively. The Company completed a successful effort to lengthen the maturities of its deposit base by growing one to three year certificates of deposit by $6,840,000 for the period while partially being offset by a decline in short-term certificates of $1,706,000. In addition, management aggressively marketed depositors by promoting a core savings account product.

Stockholder's equity increased $785,000 to $6,016,000 at September 30, 2000 from $5,231,000 at December 31, 1999 as a result of net income of $112,000 and the sale of 52,913 shares of common stock resulting in net proceeds of $581,000.

RESULTS OF OPERATIONS

The Company recorded net income of $30,000 and $112,000 for the three and nine months ended September 30, 2000, respectively, as compared to a net loss of $90,000 and $243,000, respectively, for the same periods in 1999.
 .
The $120,000 increase in net income for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999, was attributable to an increase in net interest income of $150,000 and an increase in noninterest income of $20,000. Partially offsetting these favorable variances between quarters were increases in noninterest expense and the provision for loan losses, of $66,000 and $16,000, respectively.

The $355,000 increase in net income for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was attributable to an increase in net interest income of $561,000 and an increase in noninterest income of $77,000. Also partially offsetting these favorable variances between quarters were increases in noninterest expense and the provision for loan losses, of $228,000 and $55,000, respectively.

Net interest income for the three and nine-months ended September 30, 2000 was $433,000 and $1,222,000 as compared to $283,000 and $660,000 for the same periods ended 1999. Interest income increased $373,000 and $1,364,000 for the three and nine-months ended September 30, 2000 as compared to the prior year. These increases can be attributed primarily to increases in interest earned on loans receivable and investment securities of $389,000 and $1,377,000 for the three and nine-month periods ended September 30, 2000 as compared to the same periods ended 1999, respectively. Although there was an increase in general interest rate levels during these periods, interest income was primarily driven by increases in average balances of interest-earning assets. The average balance of loans outstanding increased $16.7 million to $37.7 million and $19.5 million to $33.5 million for the three and nine-months ended September 30, 2000, respectively, compared to $21.0 million and $14.1 million, respectively, for the same periods ended in 1999. The yield on interest earning assets increased to 7.79% and 7.54% for the three and nine-months ended September 30, 2000, respectively, from 6.79% and 6.52% for the same periods ended in 1999. These increases result primarily from an overall increasing interest rate environment during the aforementioned time periods.

Interest expense increased $223,000 and $803,000 for the three and nine-months ended September 30, 2000 as compared to the same period in 1999. Interest incurred on deposits increased $210,000 and $646,000 to $520,000 and $1,371,000 for the three and nine-months ended September 30, 2000, compared to $310,000 and $725,000 for the same periods in 1999. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $13.2 million and $14.5 million to $40.7 million and $36.1 million for the three and nine-months ended September 30, 2000, respectively, compared to $27.5 million and $21.6 million, respectively, for the same periods in 1999. As noted previously, increased marketing efforts and higher yielding promotional products stimulated this growth. Interest incurred on borrowed funds increased $13,000 and $157,000 to $128,000 and $397,000 for the three and nine-months ended September 30, 2000, respectively, compared to $115,000 and $241,000 for the same periods in 1999. These increases were also driven by fluctuations in the average principal balances coupled with the rising interest rate environment and were necessitated due to increased demand for real estate loans. The rising interest rate environment resulted in the cost of funds increasing to 5.37% and 5.28% for the three and nine-months ended September 30, 2000, respectively, from 4.72% and 4.53% for the same periods ended in 1999.

Total noninterest income for the three and nine-months ending September 30, 2000 increased $20,000 and $77,000 to $66,000 and $192,000, respectively, as compared to $46,000 and $115,000 for the same periods ended in 1999. Noninterest income items are primarily comprised of normal service charges and fees on deposits, along with fee income derived from asset management services and related commissions. Such amounts have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the current three and nine months period, Nittany Asset Management contributed approximately $10,000 and $31,000, respectively to other income.

Total noninterest expenses increased $66,000 and $228,000 to $426,000 and $1,187,000 for the three and nine-months ended September 30, 2000, respectively, from $359,000 and $959,000, respectively, for the same periods ended in 1999. In the prior year periods, Nittany Bank had been in operation for less than a year. The increase in total noninterest expenses for the current year three and nine-month periods is primarily related to operating a larger organization which includes the opening of an additional branch during the third quarter of 2000, and related marketing efforts to increase visibility within the Company's market. On April 24, 2000, the Company entered into a lease agreement for a new branch office located in State College, which began operations on August 7, 2000. In connection with the new branch office, 3 people were hired and increased expenses occurred due to depreciation resulting from renovation costs, as well as increased utility usage from operating another branch. Higher professional fees for the prior year three and nine-month periods were the result of costs incurred at the onset of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

Management monitors both the Company's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2000, both the Company and the Bank exceeded the Minimum risk-based and leverage capital ratio requirements. The Company's and Bank's Total risk-based, Tier I risk-based and Tier I leverage ratios are 16.2%, 15.3%, 9.7% and 15.6%, 14.8%, 9.4%, respectively, at September 30, 2000.

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

(b)      Reports on Form 8-K.

     On October 26, 2000, an Item 5 Form 8-K was filed to disclose the declaration of a 10% stock dividend on the Company's outstanding common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                       Nittany Financial Corp.


Date: November 14, 2000                By: /s/David Z. Richards
                                           -------------------------------------
                                           David Z. Richards
                                           President, Chief Executive Officer,
                                           and Chief Accounting Officer