Form 10KSB40
period 2000-12-31
NITTANY FINANCIAL CORP
filed 2001-04-02
CIK 1059189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2000
                               -----------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the  transition  period  from               to              .
                                       -------------    -------------

Commission File No. 333-57277

                             Nittany Financial Corp.
             ------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                     23-2925762
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

116 East College Avenue, State College, Pennsylvania                16801
----------------------------------------------------         -------------------
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:                 (814) 234-7320
                                                             -------------------

Securities registered under to Section 12(b) of the Exchange Act:      None
                                                                   -------------

Securities registered under to Section 12(g) of the Exchange Act:      None
                                                                   -------------

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

         State issuer's revenues for its most recent fiscal year.  $4,436,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock on March 30, 2001 was $5.3 million.

         As of March 30, 2001, there were issued and outstanding 780,312 shares of the Registrant's Common Stock.

         Transition Small Business Disclosure Format (check one): YES     NO  X
                                                                      ---    ---

                    DOCUMENTS INCORPORATED BY REFERENCE. None

                                     PART I

         Certain statements contained herein are forward-looking and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of the Company (as defined below), and the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations and interpretations thereof, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions. The Company does not undertake to update any forward- looking statement, whether written or oral, that may be made from time to time by or on the Company's behalf.

Item 1 - Business
-----------------

         Nittany Financial Corp. ("Nittany") is a holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At December 31, 2000, the business operations of Nittany included the following two operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise).

          o Nittany Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices at 116 East College Avenue, 1276 North Atherton, State College, Pennsylvania. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive in State College.

          o Nittany Asset Management, Inc. ("Nittany Asset Management") was formed in May 1999 primarily to offer various types of investment products and services. This subsidiary is headquartered at 1276 North Atherton, State College, Pennsylvania and began operations in November 1999.

         On March 15, 2001, Nittany purchased the building and assets of Zimms Restaurant on Route 26 in State College, Pennsylvania. Nittany intends to operate a full financial center on the site. In addition to being the corporate headquarters, the building will have a full service Nittany branch office, an office of Nittany Asset Management and possibly other tenants, which may include service related businesses, such as, legal, insurance, and accounting businesses. The new corporate office is expected to open in summer 2001.

         The Company's business is conducted principally through the Bank. The Company provides a full range of banking services with emphasis on residential real estate lending, consumer lending, commercial lending, and retail deposits. At December 31, 2000, the Company had assets of $69.4 million, loans receivable of $43.8 million, deposits of $53.9 million, and stockholders' equity of $6.4 million.

Return On Equity And Assets Ratios
                                                        At Or For The Years
                                                         Ended December 31,
                                                       -----------------------
                                                        2000             1999
                                                        ----             ----
Equity to Asset Ratio...........................        10.13%          12.29%
Return on Average Equity........................         2.56           (4.84)
Return on Average Assets........................         0.26            (.60)
Dividend Payout Ratio...........................          --              --

Competition

         The Company experiences substantial competition both in attracting and retaining deposits and in making loans. Its most direct competition is in the
Company's market area of Centre County (which includes the borough of State College and the surrounding townships of College, Ferguson, Halfmoon, Harris and Patton) which is a highly competitive market for financial services. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than the Company has and are able to offer certain services that the Company currently is not able to offer. In particular, Centre County, is served almost entirely by large, regional financial institutions, almost all of which are headquartered out of the area. These financial institutions include Mellon Bank, NA (Pittsburgh, PA), Sovereign Bank (Reading, PA), Northwest Savings Bank (Warren, PA), PNC Bank (Pittsburgh,
PA), First Commonwealth Bank (Indiana, PA), Omega Bank (State College, PA), M & T Bank (Buffalo, NY), Reliance Bank (Altoona, PA) and U.S. Bank (Johnstown, PA). The area also includes Corning Employees Credit Union, Penn State Federal Credit Union, SPE Federal Credit Union and State College Federal Credit Union. Nittany Bank is the only FDIC-insured financial institution headquartered and operated solely in State College. The Company also competes for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and mortgage banking companies.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's portfolio by type of loan and in percentage of the respective portfolios at the dates indicated.

                                                     At December 31,
                                          ------------------------------------
                                                2000                1999
                                          -----------------   ----------------
                                          Amount    Percent   Amount   Percent
                                          ------    -------   ------   -------
Type of Loans:                                  (Dollars in Thousands)
--------------
Real Estate Loans:
  One- to- four family.................  $25,115     57.39%  $15,490    54.98%
  Commercial ..........................    9,249     21.13     6,504    23.09
  Home equity..........................    3,078      7.03     2,377     8.44
  Construction.........................    1,606      3.67       747     2.65
Commercial.............................    2,799      6.39     1,638     5.81
Consumer ..............................    1,923      4.39     1,417     5.03
                                         -------    ------     -----   ------
     Total.............................   43,770    100.00%   28,173   100.00%
                                                    ======             ======
Less:
Deferred loan (costs) fees, net........       10                   7
Allowance for possible loan losses.....      344                 187
                                         -------             -------
     Total loans, net..................  $43,416             $27,979
                                         =======             =======

Loan Maturity Tables

         The following table sets forth by scheduled repricing dates or the contractual maturity dates the Company's loan portfolio at December 31, 2000. The table does not include prepayments or scheduled principal repayments.

                                               Due after
                                  Due within   1 through    Due after
                                    1 year      5 years      5 years      Total
                                    ------      -------      -------      -----
                                                 (In thousands)
Real Estate Loans:
  One- to- four family.....        $  360      $ 5,456     $19,299      $25,115
  Commercial...............         1,552        6,486       1,211        9,249
  Construction.............         1,606            -           -        1,606
  Home equity..............           990          524       1,564        3,078
Commercial.................         1,624        1,078          97        2,799
Consumer ..................           871          885         167        1,923
                                   ------      -------     -------      -------
Total amount due...........        $7,003      $14,429     $22,338      $43,770
                                   ======      =======     =======      =======

         The following table sets forth the dollar amount of all loans at December 31, 2000, due after December 31, 2001, which have fixed interest rates and floating or adjustable interest rates.

                                                  Floating or
                                Fixed Rates    Adjustable Rates     Total
                                -----------    ----------------     -----
                                                (In thousands)
One- to- four family.......        $ 7,031        $17,724         $24,755
Commercial real estate.....              -          7,697           7,697
Home equity................          2,088              -           2,088
Commercial.................          1,116             59           1,175
Consumer...................          1,052              -           1,052
                                   -------        -------         -------
         Total.............        $11,287        $25,480         $36,767
                                   =======        =======         =======

         One- to- Four Family Lending. The Company's one- to- four family residential mortgage loans are secured by property located in its market area. The Company generally originate one- to- four family residential mortgage loans in amounts up to 90% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. Additionally, the Company generally originates and retains fixed rate and adjustable rate loans for retention in its portfolio. Currently, the Company's one- to- four family loan portfolio consists of 15-year fixed rate loans and adjustable rate loans with fixed rate periods of up to 7 years (three years for non-owner occupied), with primarily, principal and interest calculated using a maximum 30 year (owner occupied) or 25 year (non-owner occupied) amortization period.

         All of the one- to- four family mortgages include "due on sale" clauses, which are provisions that give the Company the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Property appraisals on real estate securing the Company's one- to- four family residential loans are made by state certified and licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. At the Company's discretion, title insurance is either obtained or, more commonly, an attorney's certificates of title is obtained on all first mortgage real estate loans originated. In some instances, a fee is charged equaled to a percentage of the loan amount (commonly referred to as points).

         Commercial Real Estate and Commercial Business Loans. The Company originates a significantly higher percentage of commercial real estate loans than the average savings bank. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) in the Company's market area. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property and are secured by improved property such as office buildings, retail stores, warehouse, church buildings and other non-residential buildings, most of which are located in the Company's market area. Commercial real estate loans are generally made at rates which adjust above the treasury interest rate or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 25 years.

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

         Loans secured by commercial real estate and commercial business loans are generally larger and involve a greater degree of risk than one- to- four family residential mortgage loans. Of primary concern, is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

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

         Construction financing is generally considered to involve a higher degree of risk of loss than long- term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

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

         Loan Commitments. Commitments to extend credit are arrangements to lend to the customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available personal and commercial lines of credit, undisbursed construction funding, and various loans approved but not yet funded. At December 31, 2000, loan commitments totalled $4,623,000.

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

         Non-Performing Assets. The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. For the year ended December 31, 2000, interest income that would have been recorded on loans accounted for on a nonaccrual basis was not material.

                                                                            At December 31,
                                                                        ----------------------
                                                                         2000            1999
                                                                        ------          ------
                                                                              (In Thousands)
Loans accounted for on a non-accrual basis - Consumer..............       $ 42            $ --
                                                                          ----            ----
Total non-accrual loans............................................       $ 42            $ --
                                                                          ----            ----
Accruing loans which are contractually past  due 90 days or more:
  One-to-four family...............................................       $ --            $ --
  Commercial real estate...........................................         --              --
  Home equity......................................................         --              --
  Construction.....................................................         --              --
  Commercial.......................................................         --              --
  Consumer.........................................................         --              --
                                                                          ----            ----
Total..............................................................       $ --            $ --
                                                                          ----            ----
Real estate owned..................................................       $ --            $ --
                                                                          ----            ----
Total non-performing assets........................................       $ 42            $ --
                                                                          ====            ====
Total non-accrual and accrual loans to
   net loans.......................................................        .09%             --%
                                                                          ====            ====
Total non-performing assets to total assets........................        .06%             --%
                                                                          ====            ====

         Classified Assets. Management, in compliance with regulatory guidelines, has instituted an internal loan review program, whereby loans are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful management is required to establish a general valuation reserve for loan losses in an amount that is deemed prudent. General allowances represent loss allowances which have been established to recognize inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," "highly questionable and improbable," on the basis of currently existing facts, conditions, and values. Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated "special mention" by management.

         The following table sets forth the Company's classified assets in accordance with its classification system.


                                     At December 31, 2000
                                     --------------------
                                    (Dollars in thousands)
Special Mention..............               $   42
Substandard..................                   --
Doubtful ....................                   --
Loss ........................                   --
                                            ------
                                            $   42
                                            ======

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

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated.

                                                             At December 31,
                                                         ---------------------
                                                           2000         1999
                                                         --------     --------
                                                         (Dollars In Thousands)

Total loans outstanding ..............................   $ 43,770     $ 28,173
                                                         ========     ========
Average loans outstanding ............................   $ 35,560     $ 17,127
                                                         ========     ========

Allowance balance at beginning of period .............   $    187     $     99
Provision:
Real estate loans ....................................        126           89
Commercial ...........................................         11            6
Consumer .............................................         20            4
                                                         --------     --------
                                                              157           99
                                                         --------     --------
Charge-offs:
Real estate loans ....................................         --           --
Commercial ...........................................         --           --
Consumer .............................................         (3)         (11)
                                                         --------     --------
                                                               (3)         (11)
                                                         --------     --------
Recoveries:
Real estate loans ....................................         --           --
Commercial ...........................................         --           --
Consumer .............................................          3           --
                                                         --------     --------
                                                                3           --
                                                         --------     --------
Allowance balances at end of period ..................   $    344     $    187
                                                         ========     ========
Allowance for loan losses as a percent of total
loans outstanding ....................................        .79%         .66%
                                                         ========     ========
Net loans charged off as percent of average loans
outstanding ..........................................        .02%         .06%
                                                         ========     ========

         The following table illustrates the allocation of the allowance for loan losses for each category of loan for the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Company's use of the allowance to absorb losses in other loan categories.

                                                 At December 31,
                                ------------------------------------------------
                                       2000                     1999
                                ---------------------      ---------------------
                                          Percent of                 Percent of
                                           Loans in                   Loans in
                                             Each                      Each
                                          Category to                Category to
                                Amount    Total Loans      Amount    Total Loans
                                ------    -----------      ------     ----------
                                            (Dollars In Thousands)
Type of Loans:
-------------
Real Estate Loans:
    One- to- four family.......  $133          57.39%       $103        54.98%
    Commercial real estate.....   106          21.13          47        23.09
    Home equity................    23           7.03          16         8.44
    Construction...............    19           3.67          --         2.65
Commercial.....................    28           6.39          12         5.81
Consumer.......................    34           4.39           9         5.03
                                 ----        -------        ----       ------
           Total...............  $343        100.00%        $187       100.00%
                                 ====        ======         ====       ======

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

         Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2000, the Company had securities classified as "held to maturity" and "available for sale" in the amount of $4.5 million and $15.4 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2000, the Company's securities available for sale had net unrealized losses of $149,000. These net unrealized losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the portfolio. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2000, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) collateralized mortgage obligations, (vi) banker's acceptances, (vii) certificates of deposit, and
(viii) investment grade corporate bonds, commercial paper and mortgage derivative products. The Board of Directors may authorize additional investments.

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

         Securities Portfolio. The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated:


                                                                    At
                                                                December 31,
                                                         -----------------------
                                                            2000          1999
                                                           -------       -------
                                                              (In Thousands)
Securities available for sale:
  U.S. government agency securities ................       $ 5,727       $ 5,541
  Corporate securities .............................         3,554         3,526
  Collateralized mortgage obligations ..............         3,967         4,393
  Mortgage-backed securities .......................         1,602         1,937
  FHLB stock .......................................           530           475
                                                           -------       -------
                                                            15,380        15,872
                                                           -------       -------
Securities held to maturity:
  Mortgage-backed securities .......................         4,537         1,675
                                                           -------       -------
Total investment securities ........................       $19,917       $17,547
                                                           =======       =======

         The following table sets forth information regarding the scheduled maturities, carrying values, estimated fair values, and weighted average yields for the Company's investment securities portfolio at December 31, 2000 by contractual maturity. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                 As of December 31, 2000
                                 --------------------------------------------------------------------------------------------------
                                        Within         More than      More than Five     More than
                                       One Year    One to Five Years   to Ten Years      Ten Years      Total Investment Securities
                                 ----------------- ----------------- ---------------- ----------------- ---------------------------
                                  Carrying Average  Carrying Average Carrying Average Carrying  Average   Carrying Average  Market
                                    Value   Yield    Value    Yield    Value   Yield    Value    Yield      Value   Yield   Value
                                 --------- -------  -------  ------- -------- ------- --------- -------   -------- -------  ------
                                                                 (Dollars in thousands)
U.S. government agency
  securities....................    $  498    5.23%   $3,062   6.09%  $2,167    6.42%  $     -       -%   $ 5,727    6.14% $ 5,727
Corporate securities............       498    5.85        -       -        -       -     3,056    7.13      3,554    6.95    3,554
Collateralized mortgage
   obligations..................         -       -        -       -        -       -     3,967    6.81      3,967    6.81    3,967
Mortgage-backed securities......         -       -        -       -      735    5.86     5,404    6.32      6,139    6.27    6,125
FHLB stock......................       530    6.75        -       -        -       -         -       -        530    6.75      530
                                    ------            ------          ------           -------            -------          -------
   Total investment securities..    $1,526    5.97%   $3,062   6.09%  $2,902    6.28%  $12,427    6.68%   $19,917    6.47% $19,903
                                    ======    ====    ======   ====   ======    ====   =======    ====    =======    ====  =======

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a selection of deposit instruments including checking and savings accounts, money market accounts, and term certificate accounts. The Company offered through most of 2000, and currently continues, to offer a 5% passbook account and a 3% checking account in order to attract core deposits and new customers. IRA accounts and NOW accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate.

         The interest rates paid by the Company on deposits are set at the direction of senior management. Interest rates are determined based on the
Company's liquidity requirements, interest rates paid by the Company's competitors, and the Company's growth goals and applicable regulatory restrictions and requirements. At December 31, 2000, the Company had no brokered deposits.

         The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.


                                                   Certificates
            Maturity Period                        of Deposits
            ---------------                       ------------
                                                  (In thousands)
            Within three months                      $1,900
            Three through six months                    592
            Six through twelve months                   983
            Over twelve months                        1,606
                                                      -----
                                                     $5,081
                                                     ======

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

         The following table sets forth information concerning short-term borrowings during the periods indicated.


                                                      At or For the Years Ended
                                                             December 31,
                                                     --------------------------
                                                           2000        1999
                                                          ------      -------
                                                        (Dollars in Thousands)
FHLB advances:
  Ending balance ..................................       $2,000      $8,600
  Average balance during the period................        6,780       7,290
  Maximum month-end balance during the period......        8,500       9,100
  Average interest rate during the period..........        6.54%       4.97%
  Weighted average rate at period end..............        6.63%       6.40%

Employees

         At  December  31,  2000,  the  Company  had  19  full-time   equivalent
employees. None of the employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. The Bank's regulatory capital ratios, which are in compliance with all regulatory requirements, are set forth in Footnote 12 to the consolidated financial statements. Additionally, in accordance with the FDIC order approving the Bank's application for Federal Deposit Insurance, the Bank must maintain a ratio of Tier 1 capital to average assets of at least 8% for a period of three years, from the opening of the Bank on October 26, 1998.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2000, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for
expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2000, the Bank was in compliance with its QTL requirement, with 72.1% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At December 31, 2000, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
-------------------------------

(a)      Property.

         The Company currently operates from its main office and two branch offices. All three of these properties are leased. The leases have initial terms of up to 20 years, with renewal options for additional years. Subsequent to the 2000 year, the Company purchased a building on March 15, 2001, which is in the process of major renovation.

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

(c)      Description of Real Estate and Operating Data.  Not applicable.

Item 3. Legal Proceedings
-------------------------

         There are various claims and lawsuits in which the Company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

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
------------------------------------------------------------------

(a) Nittany's common stock is listed on the Electronic Bulletin Board under the symbol "NTNY." E.E. Powell & Co., Inc., Ryan Beck & Co., and Tucker Anthony, Inc. have acted as market makers for the common stock. These market makers have no obligation to make a market for Nittany's common stock, and they may discontinue making a market at any time.

         The information in the following table indicates the high and low closing prices for the common stock, based upon information provided by Nittany's market makers. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, do not reflect actual transactions, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers.

         On January 1, 2001, Nittany issued a 10% stock dividend to stockholders of record as of December 1, 2000. Market prices set forth in the table below have been adjusted for the stock dividend declared and issued by the Company.


                                                     High                 Low
                                                     ----                 ---
2000
----
Fourth Quarter......................                 9.55                 7.84
Third Quarter.......................                 8.86                 7.72
Second Quarter......................                 9.32                 8.20
First Quarter.......................                 9.55                 8.64

1999
----
Fourth Quarter......................                10.23                 8.64
Third Quarter.......................                10.68                 9.55
Second Quarter......................                10.68                 9.44
First Quarter.......................                10.23                 9.44


         Nittany currently has no intention of paying cash dividends in the foreseeable future. The Company, instead, intends to consider the periodic issuance of stock dividends. Payment of cash dividends is conditioned on earnings, financial condition, cash needs, the discretion of the Board of Directors and compliance with regulatory requirements. The Company's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect of such payment would cause its regulatory capital to be reduced below the regulatory requirements imposed by the OTS. The number of shareholders of record of common stock as of December 31, 2000, was approximately 473, which included the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Item  6.  Management's Discussion and Analysis
----------------------------------------------

Overview

         Nittany Financial Corp. ("Nittany") is a holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At December 31, 2000, the business operations of Nittany included two operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

          o Nittany Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices at 116 East College Avenue, 1276 North Atherton, State College, Pennsylvania. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive in State College.

          o Nittany Asset Management, Inc. ("Nittany Asset Management") was formed in May 1999 primarily to offer various types of investment products and services. This subsidiary is headquartered at 1276 North Atherton, State College, Pennsylvania and began operations in November 1999.

         On December 9, 2000, Nittany signed an agreement to purchase the building and assets of Zimms Restaurant on Route 26 in State College,
Pennsylvania, subject to various zoning and regulatory approvals. Nittany intends to operate a full financial center on the site. In addition to being the corporate headquarters, the building will have a full service Nittany branch office, an office of Nittany Asset Management and possibly other tenants, which may include service related businesses, such as, legal, insurance, and accounting businesses. The closing date for the purchase was March 15, 2001 and the new corporate office is expected to open in summer 2001.

         The Company's business is conducted principally through the Bank. The Company provides a full range of banking services with emphasis on residential real estate lending, consumer lending, commercial lending, and retail deposits. At December 31, 2000, the Company had assets of $69.4 million, loans receivable of $43.8 million, deposits of $53.9 million, and stockholders' equity of $6.4 million.

Market Risk and Net Portfolio Value

         Market risk is the risk of loss of income from adverse changes in prices and rates that are set by the market. The Bank is at risk of changes in interest rates that affect the income it receives on lending and investment activities, as well as the costs associated with its deposits and borrowings. A sudden and substantial change in interest rates may affect our earnings if the rates of interest that the Bank earns on its loans and investments does not change at the same speed, to the same extent or on the same basis as the interest rates the Bank pays on its deposits and borrowings. The Bank makes it a high priority to actively monitor and manage its exposure to interest rate risk.

         The Bank seeks to manage interest rate sensitivity through its asset and liability committee which is comprised of members of management and the board of directors. The committee accomplishes this by first evaluating the interest rate risk that is inherent in the makeup of the Bank's assets and liabilities. Then, the committee considers the Bank's business strategy, current operating environment, capital and liquidity requirements, as well as the Bank current performance objectives, and determine an appropriate level of risk. The Board of Directors has adopted guidelines within which the Bank manages its interest rate risk, trying to minimize to the extent practical its vulnerability to changes in interest rates. These strategies include focusing the Bank's investment activities on short and medium-term securities, emphasizing shorter-term loans and loans with adjustable rate features and maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates and utilizing deposit marketing programs to adjust the term or repricing of its liabilities.

         The Bank also monitors its interest rate sensitivity through the use of a model which estimates the change in its net portfolio value ("NPV") in the event of a range of assumed changes in market interest rates. Net portfolio value is defined as the current market value of assets, less the current market value of liabilities, plus or minus the current value of off-balance sheet items. The change in NPV measures the

Bank's vulnerability to changes in interest rates by estimating the change in the market value of its assets, liabilities and off-balance-sheet items as a result of an instantaneous change in the general level of interest rates.

         As market interest rates decrease, the average maturities of loans and investment securities shorten due to quicker prepayments, causing an increase in their value. Deposit accounts have only relatively minor movements in a declining interest rate environment, since they are primarily short term in nature, resulting in the value of deposits decreasing more quickly than the value of assets increase.

         The following table lists the percentage change in our net portfolio value assuming an immediate change in interest rates of plus or minus up to 300 basis points from the level at December 31, 2000. All loans and investments presented in this table are classified as held to maturity or available for sale.



Change in Interest                          Net Portfolio Value
Rates in Basis Points             ---------------------------------------
(Rate Shock)                      Amount         $ Change        % Change
------------                      ------         --------        --------
      300                         6,010           (728)             -11
      200**                       6,378           (360)              -5
      100                         6,639           (98)               -1
        0                         6,739
     (100)                        6,389           (348)              -5
     (200)                        6,160           (578)              -9
     (300)                        6,117           (621)              -9

** Denotes rate shock used to compute the NPV capital ratios.

         As market interest rates rise, the average maturities of loans and securities lengthen as prepayments decrease. Decreases in the value of these loans and securities occur at a more rapid rate in the Bank's NPV model than increases in the value of its deposits. The slow increase in the value of the Bank's deposits in a rising interest rate environment is due to the high concentration of time deposits in the deposit base which have terms of one year or less.

         The NPV model, shown above, which is prepared by the OTS, has certain shortcomings. Based on the model, certain assumptions are made that may or may not actually reflect how actual yields and costs will react to market interest rates. For example, the NPV model assumes that the makeup of its interest rate sensitive assets and liabilities will remain constant over the period being measured. Thus, although using such a model can be instructive in providing an indication of the Bank's exposure to interest rate risk, we cannot precisely forecast the effects of a change in market interest rates, and the results indicated by the model are likely to differ from actual results.

Comparison of Financial Condition

         Total  assets  increased  $19,376,000,  or  38.7%,  to  $69,420,000  at
December 31, 2000 from $50,045,00 at December 31, 1999. A strong real estate market resulted in a net increase in loans receivable of $15,600,000 that was primarily supported with growth in deposit accounts of $18,100,000.

         Cash and cash equivalents increased $1,176,000 to $4,234,000 at December 31, 2000 from $3,058,000 at December 31, 1999. The increase resulted from temporary fluctuations with interest- bearing deposits with other banks due to the timing of customer activity. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

         Investment securities available for sale decreased $547,000 to $14,850,000 at December 31, 2000 from $15,397,000 at December 31, 1999. The decrease primarily reflects proceeds from principal repayments and maturities of $994,000 offset by an increase in market value (before tax) of $447,000.

         Investment securities held to maturity increased $2,862,000 to $4,537,000 at December 31, 2000 from $1,675,000 at December 31, 1999. Such increase reflects purchases of mortgage-backed securities. As a result, the overall yield on the mortgage-backed securities portfolio increased from 6.12% at December 31, 1999 to 6.27% at December 31, 2000.

         Net loans receivable increased to $43,416,000 at December 31, 2000 from $27,980,000 at December 31, 1999. The increase in net loans receivable resulted from the economic health of the Company's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. The majority of lending activity continues to be mortgage loans secured by one-to-four family residential property. Residential real estate, construction, and home equity loans make up 68.1% of the total loan portfolio. During 2000, commercial real estate and commercial loans grew to $12,000,000 from $4,000,000, and currently account for 27.5% of the total loan portfolio. Management attributes the increases in residential owner occupied and non-owner occupied and commercial properties to continued customer referrals and the Company's overall relationship with its customers. As of December 31, 2000, the Company had additional commitments to fund loan demand of $4,700,000 of which approximately $2,000,000 relates to commercial and commercial real estate.

         The allowance for loans is increased by provisions for loan losses, which is charged against earnings, and is reduced by charge-offs and increased by recoveries. At December 31, 2000, the Company's allowance for loan losses increased $157,000 to $344,000 from $187,000 at December 31, 1999. This increase was primarily due to the growth of commercial real estate loans and the commercial loan portfolios. The increased allowance resulted from a loan loss provision of $157,000, charge-offs of $3,000 and recoveries of $3,000 during the year.

         The additions to the allowance for loan losses is based upon a determination by management that it believes is appropriate. Due to the Company's lack of historical experience since it is newly formed, management bases its determination upon such factors as the Company's volume and type of loans that it originates, the amount and trends relating to its delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in its portfolio.

Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that additional losses will not be required in future periods.

         At December 31, 2000, liabilities increased $18,248,000 to $63,061,000 from $44,813,000 at December 31, 1999. Of this increase, at December 31, 1999, deposits increased $18,092,000 to $53,875,000 from $35,783,000 at December 31,
1999. Such increase was primarily the result of increases in time and savings deposits of $8,922,000 and $4,619,000, respectively, as the Company was highly competitive with certain deposit products during the year. Additionally, the Company completed a successful effort to lengthen the maturities of its deposit base by growing one to three year certificates of deposit by $7,700,000 for the period while partially being offset by a slight decline in short-term certificates of deposit.

         Stockholder's equity increased to $6,360,000 at December 31, 2000 from $5,231,000 at December 31, 1999 as a result of net income of $150,000, the sale of 52,913 shares of common stock resulting in net proceeds of $581,000, and a decline in accumulative other comprehensive loss, net of taxes, of $397,000. On October 26, 2000, the Board of Directors of the Company declared a 10% stock dividend on the Company's outstanding common stock, payable on January 1, 2001, to stockholders of record as of December 1, 2000.

Results of Operations

         The Company recorded net income of $150,000 for the year ended December 31, 2000 as compared to a net loss of $227,000 for the year ended December 31, 1999. This increase in net income was due to the significant growth in net interest income of $687,000 and noninterest income of $93,000 while offset by increases in noninterest expense and the provision for loan losses of $345,000 and $58,000, respectively. Basic and diluted earnings per share increased to $.19 per share for the year ended 2000 from a loss per share of $.39 for the year ended 1999.

         Net interest income for the year ended December 31, 2000 increased $687,000 to $1,681,000 from $994,000 for the same period ended 1999. Interest income increased $1,723,000 for the year ended 2000 as compared to the prior year and was influenced mainly by increases in interest earned on loans receivable and investment securities of $1,598,000 and $135,000, respectively. Although there was an increase in general interest rate levels during these periods, interest income was primarily driven by increases in average balances of interest-earning assets. The average balance of loans receivable increased $18,400,000 to $35,600,000 during 2000, when compared to $17,200,000 for the year ended 1999. The yield on interest earning assets increased to 7.60% for the year ended 2000 from 6.67% for the year ended 1999 and was mainly driven by a 44 basis point and 65 basis point increase in loans receivable and investment securities, respectively. See "Average Balance Sheet and Rate/Volume Analysis."

         Interest expense increased $1,036,000 by the year ended December 31, 2000 to $2,491,000 from $1,455,000 for the same period ended 1999. Interest incurred on deposits and FHLB advances increased $866,000 and $170,000, respectively, for the year ended 2000 as compared to the same period ended 1999. This increase was primarily attributable to a $15,300,000 increase in the average balance of interest-bearing deposits to $39,500,000 for the year ended 2000 from $24,200,000 for the year ended 1999. Specifically, the average principal balances of certificates of deposit and demand deposit accounts increased $8,200,000 and $5,500,000, respectively. Furthermore, the rising interest rate environment resulted in the cost of funds increasing to 5.22% for the year ended December 31, 2000 from 4.62% for the year ended 1999. See "Average Balance Sheet and Rate/Volume Analysis."

         Average Balance Sheet. The following table sets forth certain information relating to the Company for the periods indicated. The average yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively for the periods presented. Average balances are derived from average daily balances.

                                                                For the Period Ended December 31,
                                                -----------------------------------------------------------------
                                                            2000                            1999
                                                -------------------------------  --------------------------------
                                                Average                Average   Average              Average
                                                Balance   Interest   Yield/Cost  Balance  Interest  Yield/Cost(4)
                                                -------   --------   ----------  -------  --------  -------------
                                                                    (Dollars in thousands)
Interest-earning assets:
  Loans receivable.............................$ 35,560   $  2,935      8.25%    $17,127    $1,338      7.81%
  Investments securities.......................  17,141      1,147      6.69%     16,756     1,012      6.04%
  Interest-bearing deposits with other banks...   2,189         90      4.11%      2,813        99      3.54%
                                               --------   --------                ------    ------
Total interest-earning assets..................  54,890      4,172      7.60%     36,696     2,449      6.67%
                                                          --------                          ------
Noninterest-earning assets.....................   3,277                            1,658
Allowance for loan losses......................    (256)                            (122)
                                               ---------                         -------
Total assets...................................$ 57,911                          $38,232
                                               ========                          =======
Interest-bearing liabilities:
  Interest-bearing demand deposits.............   5,740        141      2.46%    $ 3,480        73      2.11%
  Money market deposits........................  15,109        757      5.01%     11,837       583      4.93%
  Savings deposits.............................   3,135        137      4.37%      1,557        53      3.38%
  Certificates of deposit......................  15,514        924      5.96%      7,331       383      5.23%
  Advances from FHLB...........................   8,208        532      6.48%      7,290       363      4.97%
                                               --------   --------               -------    ------
Total interest-bearing liabilities.............  47,706      2,491      5.22%     31,495     1,455      4.62%
                                               --------   --------               -------    ------
Noninterest-bearing liabilities
  Demand deposits..............................   2,523                            1,793
  Other liabilities............................   1,817                              247
Stockholders' equity...........................   5,865                            4,697
                                               --------                          -------
Total liabilities and stockholders' equity.....$ 57,911                          $38,232
                                               ========                          =======
Net interest income............................           $  1,681                          $  994
                                                          ========                          ======
Interest rate spread (2).......................                         2.38%                           2.05%
Net yield on interest-earning assets(3)........                         3.06%                           2.71%
Ratio of average interest-earning assets to
 average interest-bearing liabilities..........                       115.06%                         116.51%

------------------
(1) Interest income and expense are for the period that banking operations were in effect.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Average yields are computed using annualized interest income and expense for the periods.

         Rate/Volume Analysis. The following table sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest- earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old volume). Increases and decreases due to both rate and volume, which cannot be separated, have been allocated to the change due to volume.


                                                     Year Ended December 31,
                                                  ------------------------------
                                                          2000 vs. 1999
                                                  ------------------------------
                                                        Increase (Decrease)
                                                              Due to
                                                  ------------------------------
                                                   Volume      Rate      Total
                                                  -------    -------    -------
                                                        (In Thousands)
Interest-earning assets:
Loans receivable ..............................   $ 1,440    $   157    $ 1,597
Investment securities .........................        23        112        135
Interest-bearing deposits with other banks ....       (22)        13         (9)
                                                  -------    -------    -------
  Total interest-earning assets ...............   $ 1,441    $   282    $ 1,723
                                                  =======    =======    =======

Interest-bearing liabilities:
 Interest-bearing demand deposits .............   $    48    $    20    $    68
 Money market .................................       161         12        173
 Savings deposits .............................        53         31         84
 Certificates of deposit ......................       428        113        541
 Advances from FHLB ...........................        46        124        170
                                                  -------    -------    -------
   Total interest-bearing liabilities .........   $   736    $   300    $ 1,036
                                                  =======    =======    =======

Increase (decrease) in net interest income ....   $   705    $   (18)   $   687
                                                  =======    =======    =======

         Total noninterest income for the year ended December 31, 2000 increased to $264,000 from $171,000 for the year ended 1999. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. Service fees on deposit accounts increased $48,000 and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the year ended 2000, Nittany Asset Management contributed approximately $43,000 in commission and management fees.

         Total noninterest expenses increased to $1,638,000 for the year ended December 31, 2000 from $1,293,000 for 1999. The increase in total noninterest expenses for the current year is primarily related to operating a larger organization that resulted from the opening of an additional branch during the third quarter of 2000, as well as the related marketing efforts to increase visibility within the Company's market. Salary and benefits costs increased in connection with the new branch office, as three full-time employees were hired. In addition, occupancy and equipment expenses increased as well due to the new branch operations. Nittany Asset Management operations also contributed approximately $49,000 of other operating expense.

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

         The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. The Company generally maintains sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2000, cash and interest-bearing deposits with other Bank's totaled $4,200,000 or 6.1% of total assets, and investment securities classified as available for sale totaled $14,800,000 or 21.4% of total assets. The Company maintains a credit facility with the FHLB of Pittsburgh, which provides for immediately available advances. Advances under this credit facility totaled $8,600,000 at December 31, 2000. In addition, the Company has access to funds through the discount window at the Federal Reserve Bank.

         At December 31, 2000, the Company had loan and lines of credit commitments totaling $4,600,000. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time certificates of deposit that are scheduled to mature in less than one year from December 31, 2000 totaled $11,700,000. The Company expects that it will retain a majority of maturing certificates accounts.

         The Bank is required to maintain specific amounts of capital pursuant to OTS requirements. As of December 31, 2000, the Bank was in compliance with all applicable regulatory capital requirements. See Footnote 12 to the Financial Statements.

         Net cash provided by operating activities for the year ended December 31, 2000 increased $217,000 to $341,000 from $124,000 for the same period in 1999. The increase for the year ended December 31, 2000 was primarily due to net income of $150,000 compared to a net loss of $227,000 for the year ended 1999.

         Net cash used for investing activities for the year ended December 31, 2000 decreased $11,367,000 to $17,839,000 from $29,207,000 for the year ended
December 31, 1999. Such decrease in funds reflects a decrease of $8,070,000 in loan originations and net purchases of investment securities available for sale of $4,542,000 offset by net purchases of investment securities held to maturity of $645,000.

         Net cash provided by financing activities for the year ended December 31, 2000 decreased $7,538,000 to $18,673,000 from $26,211,000 for the year ended
December 31, 1999. Such decrease in receipt of funds is primarily due to decreases in deposits of $3,699,000, net funds received from advances and borrowings of $3,600,000, and $239,000 of net proceeds received from the sale of common stock.

Item  7.  Financial Statements

[LOGO]
SNODGRASS
Certified Public Accountants and Consultants





                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



Board of Directors and Stockholders
Nittany Financial Corp.

We have audited the consolidated balance sheet of Nittany Financial Corp. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nittany Financial Corp. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/S.R. Snodgrass, A.C.


Wexford, PA
February 9, 2001


                                       28

S.R. Snodgrass, A.C.
1000 Stonewood Drive, Suite 200 Wexford, PA 15090-8399 Phone: 724-934-0344 Facsimile: 724-934-0345

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                        December 31,
                                                                    2000            1999
                                                                ------------    ------------
ASSETS
     Cash and due from banks                                    $    411,553    $    826,181
     Interest-bearing deposits with other banks                    3,821,851       2,231,694
     Investment securities available for sale                     14,849,794      15,397,402
     Investment securities held to maturity (estimated
       market value of $4,523,173 and $1,599,740)                  4,536,734       1,674,729
     Loans receivable (net of allowance for loan losses
       of $343,673 and $186,647)                                  43,416,301      27,979,708
     Premises and equipment                                          358,854         175,587
     Federal Home Loan Bank stock                                    530,000         475,000
     Intangible assets                                               846,707         894,392
     Accrued interest and other assets                               648,568         390,031
                                                                ------------    ------------
             TOTAL ASSETS                                       $ 69,420,362    $ 50,044,724
                                                                ============    ============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                             $  3,905,448    $  2,626,107
         Interest-bearing demand                                   8,941,842       5,659,727
         Money market                                             15,021,369      15,032,313
         Savings                                                   6,351,164       1,732,077
         Time                                                     19,655,028      10,733,000
                                                                ------------    ------------
            Total deposits                                        53,874,851      35,783,224
     Federal Home Loan Bank advances                               8,600,000       8,600,000
     Accrued interest payable and other liabilities                  585,939         430,097
                                                                ------------    ------------
             TOTAL LIABILITIES                                    63,060,790      44,813,321
                                                                ------------    ------------
STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                             -               -

     Common stock, $.10 par value; 10,000,000 shares
       authorized, 780,312 and 656,476 issued and outstanding         78,031          65,648

     Additional paid-in capital                                    7,652,275       6,464,476
     Retained deficit                                             (1,221,659)       (752,781)
     Accumulated other comprehensive loss                           (149,075)       (545,940)
                                                                ------------    ------------
             TOTAL STOCKHOLDERS' EQUITY                            6,359,572       5,231,403
                                                                ------------    ------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 69,420,362    $ 50,044,724
                                                                ============    ============

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                   Year Ended December 31,
                                                      2000          1999
                                                  -----------   -----------
INTEREST AND DIVIDEND INCOME
     Loans, including fees                        $ 2,935,025   $ 1,337,470
     Interest-bearing deposits with other banks        89,648        99,463
     Investment securities                          1,147,358     1,011,937
                                                  -----------   -----------
             Total interest and dividend income     4,172,031     2,448,870
                                                  -----------   -----------
INTEREST EXPENSE
     Deposits                                       1,958,556     1,092,510
     FHLB advances                                    532,468       362,683
                                                  -----------   -----------
             Total interest expense                 2,491,024     1,455,193
                                                  -----------   -----------
NET INTEREST INCOME                                 1,681,007       993,677

Provision for loan losses                             157,000        98,760
                                                  -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                      1,524,007       894,917
                                                  -----------   -----------
NONINTEREST INCOME
     Service fees on deposit accounts                 215,957       167,593
     Investment securities gain                             -         1,342
     Other                                             47,646         1,766
                                                  -----------   -----------
             Total noninterest income                 263,603       170,701
                                                  -----------   -----------
NONINTEREST EXPENSE
     Compensation and employee benefits               726,395       551,875
     Occupancy and equipment                          272,304       200,447
     Other                                            638,849       540,427
                                                  -----------   -----------
             Total noninterest expense              1,637,548     1,292,749
                                                  -----------   -----------
Income (loss) before income taxes                     150,062      (227,131)
Income taxes                                                -             -
                                                  -----------   -----------
NET INCOME (LOSS)                                 $   150,062   $  (227,131)
                                                  ===========   ===========
EARNINGS (LOSS) PER SHARE
     Basic                                        $      0.19   $     (0.36)
     Diluted                                             0.19         (0.36)

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                         Accumulated
                                              Additional                     Other         Total
                                   Common       Paid-in       Retained   Comprehensive  Stockholders'    Comprehensive
                                   Stock        Capital       Deficit         Loss         Equity        Income (Loss)
                                   --------  -----------  -------------  -------------  -------------  --------------
Balance, December 31, 1998         $57,744 $  5,652,145   $  (525,650)     $ (30,586)   $  5,153,653

Net loss                                                     (227,131)                      (227,131)  $    (227,131)
Other comprehensive loss:
    Unrealized loss on
       available for
       sale securities,
       net of
       reclassification
       adjustment                                                           (515,354)       (515,354)       (515,354)
                                                                                                       --------------
Comprehensive loss                                                                                     $    (742,485)
                                                                                                       ==============
Sale of 79,040 shares
  of common stock, issued
  December 31, 1999,
  net of offering costs              7,904      812,331                                      820,235
                                   --------  -----------  -------------  -------------  -------------
Balance, December 31, 1999          65,648    6,464,476      (752,781)      (545,940)      5,231,403

Net income                                                    150,062                        150,062   $     150,062
Other comprehensive income:
    Unrealized gain on
      available for sale
      securities                                                             396,865         396,865         396,865
                                                                                                       --------------
Comprehensive income                                                                                   $     546,927
                                                                                                       ==============
Sale of 52,913 shares
  of common stock
  net of offering costs              5,291      576,088                                      581,379
Ten percent stock dividend
  (including cash
  paid for fractional shares)        7,092      611,711      (618,940)             -            (137)
                                   --------  -----------  -------------  -------------  -------------
Balance, December 31, 2000         $78,031   $7,652,275   $(1,221,659)     $(149,075)   $  6,359,572
                                   ========  ===========  =============  =============  =============

                                                                             2000            1999
                                                                         -------------  -------------
Components of other
comprehensive income (loss):
    Change in net unrealized
      gain (loss) on
      investment securities
      available for sale                                                   $ 396,865    $   (514,012)
    Realized gain included
      in net loss                                                                  -          (1,342)
                                                                         -------------  -------------
Total                                                                      $ 396,865    $   (515,354)
                                                                         =============  =============

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Year Ended December 31,
                                                                   2000            1999
                                                              ------------    ------------
OPERATING ACTIVITIES
     Net income (loss)                                        $    150,062    $   (227,131)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Provision for loan losses                                 157,000          98,760
         Depreciation, amortization, and accretion, net            136,982         140,190
         Investment securities gain                                      -          (1,342)
         Increase in accrued interest receivable                  (182,889)       (180,613)
         Increase in accrued interest payable                      156,062         275,826
         Other, net                                                (75,868)         18,701
                                                              ------------    ------------
         Net cash provided by operating activities                 341,349         124,391
                                                              ------------    ------------
INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                       -      (7,428,147)
         Proceeds from sale                                              -         428,555
         Proceeds from principal repayments and maturities         933,961       3,391,795
     Investment securities held to maturity:
         Purchases                                              (3,025,313)     (1,945,065)
         Proceeds from principal repayments and maturities         162,968         272,404
     Net increase in loans receivable                          (15,597,485)    (23,667,224)
     Purchase of FHLB stock                                        (55,000)       (167,800)
     Purchase of premises and equipment                           (257,820)        (91,352)
                                                              ------------    ------------
         Net cash used for investing activities                (17,838,689)    (29,206,834)
                                                              ------------    ------------
FINANCING ACTIVITIES
     Net increase in deposits                                   18,091,627      21,790,840
     Proceeds from long-term FHLB advances                       6,000,000         600,000
     Repayment of FHLB advances                                          -      (5,000,000)
     Net increase (decrease) in short-term FHLB borrowings      (6,000,000)      8,000,000
     Net proceeds from sale of common stock                        581,379         820,235
     Cash paid in lieu of fractional shares                           (137)              -
                                                              ------------    ------------
         Net cash provided by financing activities              18,672,869      26,211,075
                                                              ------------    ------------
         Increase (decrease) in cash and cash equivalents        1,175,529      (2,871,368)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 3,057,875       5,929,243
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  4,233,404    $  3,057,875
                                                              ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid during the year for:
         Interest on deposits and FHLB advances               $  2,334,962    $  1,179,367


See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Nature of Operations and Basis of Presentation
----------------------------------------------

Nittany Financial Corp. (the "Company") was incorporated under the laws of the State of Pennsylvania for the purpose of becoming a unitary savings and loan holding company. The Company presently has two operating subsidiaries, Nittany Bank (the "Bank"), a federal stock savings institution and Nittany Asset Management, Inc. ("Nittany") that was incorporated in May 1999 to offer various types of investment products and services. The Bank's principal sources of revenue are derived from its commercial, commercial mortgage, residential real estate, and consumer loan financing, investment portfolios and deposit services offered to its customers. The Company's business is conducted by its wholly-owned subsidiaries, the Bank and Nittany, both located in State College, Pennsylvania. The Company and Nittany are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, while the Bank is subject to regulation and supervision by the Office of Thrift Supervision ("OTS").

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

----------------

The accrual of interest is generally discontinued when management has serious doubts about further collectibility of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest is charged against income. Interest received on nonaccrual loans is either applied to principal or reported as interest income, according to management's judgment as to the collectibility of principal.

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

A commercial or commercial real estate loan is considered impaired when it is probable the borrower will not repay the loan according to the original contractual terms of the loan agreement. Management has determined that first mortgage loans on one-to-four family properties and all consumer loans represent large groups of smaller-balance homogeneous loans that are to be collectively evaluated. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay. All commercial and commercial real estate loans identified as impaired are evaluated independently by management. The Company estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Impaired loans, or portions thereof, are charged off when it is determined that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Cash receipts on impaired loans are applied first to accrued interest receivable unless otherwise required by the loan terms, except when an impaired loan is also a nonaccrual loan, in which case the portion of the receipts related to interest is recognized as income.

Premises and Equipment
----------------------

Premises, leasehold improvements, and equipment are stated at cost less accumulated depreciation and amorti-zation. Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

Income Taxes
------------

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

Comprehensive Income
--------------------

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements for all periods presented. The Company's other comprehensive income is comprised exclusively of net unrealized holding gains (losses) on the available for sale securities portfolio. The Company has elected to report the effects of other comprehensive loss as part of the Consolidated Statement of Changes in Stockholders' Equity.

Earnings (Loss) Per Share
-------------------------

The Company provides dual presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is calculated utilizing net income (loss) as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings (loss) per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

Stock Options
-------------

The Company maintains a stock option plan for directors, officers, and employees. When the exercise price of the Company's stock options is greater than or equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized in the Company's financial statements. Pro forma net income (loss) and earnings (loss) per share are presented to reflect the impact of the stock option plan assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan.

Intangible Assets
-----------------

Intangible assets are comprised exclusively of goodwill resulting from branch office acquisitions. Goodwill is amortized using the straight-line method over a 20-year period. Annual assessments of the carrying values and remaining amortization periods of the goodwill are made to determine possible carrying value impairment and appropriate adjustments as deemed necessary.

Cash Flow Information
---------------------

Management has defined cash equivalents as cash and due from banks and interest-bearing deposits with other banks with maturities of 90 days or less.

Pending Accounting Pronouncements
---------------------------------

Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FASB Statement No. 138, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement No. 133," is effective in 2001, and requires measuring and recording the change in fair value of derivative instruments. Statement No. 133 is not expected to materially affect the Company's financial position or results of operations.

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement replaces FASB Statement No. 125 and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 140 are effective for transactions occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization trans-actions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of Statement No. 140 is not expected to have a material impact on financial position or results of operations.

Reclassification
----------------

Certain items in the prior year financial statements have been reclassified to conform to the presentation of the current year amounts. Such reclassifications did not affect stockholders' equity or net income.

2.       EARNINGS PER SHARE

There are no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statements of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                     2000             1999
                                                   -------          -------

Weighted-average common shares used
  to calculate basic earnings per share            772,998          635,180

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                         3,246                -
                                                   -------          -------
Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share          776,244          635,180
                                                   =======          =======

3.   INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                                                                            2000
                                         ---------------------------------------------------------------------------
                                                                 Gross              Gross             Estimated
                                            Amortized          Unrealized         Unrealized            Market
Available for sale                             Cost              Gains              Losses              Value
                                         -----------------  -----------------  -----------------   -----------------
U.S. Government agency
  securities                             $      5,792,836   $              -   $       (66,068)    $      5,726,768
Corporate securities                            3,542,293             15,013            (2,938)           3,554,368
Collateralized mortgage
  obligations issued by
  U.S. Government agencies                      4,041,934                  -           (74,832)           3,967,102
Mortgage-backed securities                      1,621,806                  -           (20,250)           1,601,556
                                         -----------------  -----------------  -----------------   -----------------
               Total                     $     14,998,869   $         15,013   $      (164,088)    $     14,849,794
                                         =================  =================  =================   =================

                                                                            2000
                                         ---------------------------------------------------------------------------
                                                                 Gross              Gross             Estimated
                                            Amortized          Unrealized         Unrealized            Market
                                               Cost              Gains              Losses              Value
                                         -----------------  -----------------  -----------------   -----------------
Held to maturity
Mortgage-backed securities               $      4,536,734   $              -   $       (13,561)    $      4,523,173
                                         =================  =================  =================   =================

                                                                           1999
                                         ---------------------------------------------------------------------------
                                                                 Gross              Gross             Estimated
                                            Amortized          Unrealized         Unrealized            Market
Available for sale                             Cost              Gains              Losses              Value
                                         -----------------  -----------------  -----------------   -----------------
U.S. Government agency
  securities                             $      5,792,993   $              -   $      (252,151) $         5,540,842
Corporate securities                            3,538,198              5,391           (17,151)           3,526,438
Collateralized mortgage
  obligations issued by
  U.S. Government agencies                      4,612,322                  -          (219,631)           4,392,691
Mortgage-backed securities                      1,999,829                  -           (62,398)           1,937,431
                                         -----------------  -----------------  -----------------   -----------------
               Total                     $     15,943,342   $          5,391   $      (551,331) $        15,397,402
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
                                         =================  =================  =================   =================

The amortized cost and estimated market value of investments in debt securities available for sale at December 31, 2000, by contractual maturity, are shown below. The Company's mortgage-backed securities and collateralized mortgage obligations have contractual maturities ranging from 5 to 28 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Available for Sale                      Held to Maturity
                                         ------------------------------------  -------------------------------------
                                                               Estimated                              Estimated
                                            Amortized            Market           Amortized             Market
                                               Cost              Value               Cost               Value
                                         -----------------  -----------------  -----------------   -----------------
Due within one year                      $      1,001,064   $        995,914   $              -    $              -
Due after one year through
  five years                                    3,092,978          3,062,388                  -                   -
Due after five years through
  ten years                                     2,947,325          2,901,852                  -                   -
Due after ten years                             7,957,502          7,889,640          4,536,734           4,523,173
                                         -----------------  -----------------  -----------------   -----------------
                 Total                   $     14,998,869   $     14,849,794   $      4,536,734 $         4,523,173
                                         =================  =================  =================   =================

The proceeds from the sale of an investment security available for sale and the gross gain realized for the year ended December 31, 1999 were $428,555 and $1,342, respectively. There were no sales in 2000.

Investment securities with amortized cost and estimated market values of $7,501,431 and $13,787,716 and $7,448,687 and $13,335,390 at December 31, 2000
and 1999, respectively, were pledged to secure FHLB borrowings, public deposits, and other purposes as required by law.

4.    LOANS RECEIVABLE

Loans receivable consists of the following at December 31:

                                                                                     2000                1999
                                                                               -----------------   -----------------
Real estate loans:
     Residential                                                               $     26,650,576    $     16,126,655
     Home equity                                                                      3,078,086           2,377,059
     Commercial                                                                       9,319,149           6,614,314
Commercial                                                                            2,799,226           1,639,033
Consumer loans                                                                        1,922,815           1,416,970
                                                                               -----------------   -----------------
                                                                                     43,769,852          28,174,031
Less:
     Deferred loan fees, net                                                              9,878               7,676
     Allowance for loan losses                                                          343,673             186,647
                                                                               -----------------   -----------------
                    Total                                                      $     43,416,301    $     27,979,708
                                                                               =================   =================

Aggregate loans of $60,000 or more extended to executive officers, directors, and corporations in which they are beneficially interested as stockholders, executive officers, or directors were $1,375,258 at December 31, 2000. An analysis of these related party loans follows:


          1999            Additions          Repayments             2000
    -----------------  -----------------  -----------------   -----------------

    $      1,407,671   $         34,950   $         67,363    $      1,375,258

The Company's primary business activity is with customers located within its local trade area. Mortgage, consumer, and commercial loans are granted. Although the Company's loan portfolio is diversified at December 31, 2000 and 1999, the repayment of these loans is dependent upon the local economic conditions in its immediate trade area.

5.    ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31, is as follows:

                                                        2000          1999
                                                     -----------   -----------

     Balance, January 1                              $  186,647    $   98,988
     Add:
          Provision charged to operations               157,000        98,760
          Recoveries                                      3,368           254
     Less loans charged off                               3,342        11,355
                                                     -----------   -----------
     Balance, December 31                            $  343,673    $  186,647
                                                     ===========   ===========

6.    PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                        2000          1999
                                                     -----------   -----------

     Leasehold improvements                          $  141,963    $   61,156
     Furniture and equipment                            338,316       160,362
                                                     -----------   -----------
                                                        480,279       221,518
     Less accumulated depreciation and amortization     121,425        45,931
                                                     -----------   -----------

                    Total                            $  358,854    $  175,587
                                                     ===========   ===========

Depreciation and amortization expense for the years ended December 31, 2000 and 1999 was $74,554 and $41,925, respectively.

On December 9, 2000, the Company entered into a sales agreement to purchase a commercial building and land for $750,000 to establish a new branch office. The sale is expected to close during the first quarter of 2001.

7.    FEDERAL HOME LOAN BANK STOCK

The Bank is a member of the FHLB System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh, at cost, in an amount not less than the greater of one percent of its outstanding home loans or five percent of its outstanding notes payable to the FHLB of Pittsburgh as calculated at December 31 of each year.

8.    DEPOSITS

Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $5,080,923 at December 31, 2000. Deposits in excess of $100,000 are not federally insured.

The scheduled maturities of time certificates of deposit as of December 31, 2000, are as follows:

     Within three months                                   $      1,899,719
     Three through six months                                       591,961
     Six through twelve months                                      983,342
     Over twelve months                                           1,605,901
                                                           -----------------
          Total                                            $      5,080,923
                                                           =================

9.    FHLB ADVANCES

Outstanding borrowings consisted of draws on the Bank's "RepoPlus" line of credit and fixed-rate, fixed-term advances through FHLB of Pittsburgh. The RepoPlus line carries an adjustable rate that is subject to annual renewal and incurs no service charges. All outstanding borrowings are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities, and the Bank's investment in FHLB stock. The Bank's maximum available borrowing limit with the FHLB was approximately $33 million during 2000.

The following tables set forth information concerning both short and long-term advances with the FHLB:

                                                         2000          1999
                                                     ------------  ------------

     Balance at year-end                             $ 2,000,000   $ 8,600,000
     Maximum amount outstanding at any month-end       8,500,000     9,100,000
     Average balance outstanding during the year       6,780,377     7,290,274
     Weighted-average interest rate:
           As of year-end                                   6.63%         6.40%
           Paid during the year                             6.54%         4.97%

The scheduled maturities of advances outstanding are as follows:

                                                              2000
                                              ----------------------------------
            Year Ending                                              Weighted-
           December 31,                            Amount           Average Rate
           ------------                       -----------------   --------------

               2001                           $        786,225         5.49%
               2002                                  1,198,125         7.07%
               2003                                    210,784         6.21%
               2004                                    224,254         6.21%
               2005                                  2,738,582         6.19%
          2006 and after                             1,442,030         6.21%
                                              -----------------
                                              $      6,600,000
                                              =================

10.   COMMITMENTS

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

The off-balance sheet commitments were comprised of the following:

                                                      2000            1999
                                                  -------------   -------------
     Commitments to extend credit:
           Fixed rate                             $  1,242,565    $  1,096,400
           Variable rate                             3,380,717       4,634,382
                                                  -------------   -------------
                                                     4,623,282       5,730,782
     Letters of credit                                  61,672               -
                                                  -------------   -------------
                    Total                         $  4,684,954    $  5,730,782
                                                  =============   =============

The range of interest rates on fixed rate loan  commitments was 8.375 percent to
9.50 percent at December 31, 2000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of undisbursed residential construction loans, available commercial and personal lines of credit, and loans approved but not yet funded. Fees from the issuance of the credit lines are generally recognized over the period of maturity.

The Company is committed under three non-cancelable operating leases for the Bank's office facilities with remaining terms through 2007. At December 31, 2000, the minimum rental commitments under these leases are as follows:

                            2001                   149,316
                            2002                   149,316
                            2003                   142,236
                            2004                   117,256
                            2005                    92,196
                       2006 and after              184,392
                                          -----------------
                                Total     $        834,712
                                          =================

Occupancy and equipment expenses include rental expenditures of $140,241 and $115,580 for 2000 and 1999, respectively.

11.      STOCKHOLDERS' EQUITY

Common Stock Offering
---------------------

On September 16, 1999, the Board of Directors approved the offering of the Company's common stock to existing shareholders and to the public. The offering began on December 10, 1999, and terminated on March 31, 2000. On December 31, 1999, 79,040 shares were issued with net proceeds from the issuance amounting to $820,235. During 2000, the Company has realized additional net proceeds of $467,808 and $113,571 from the issuance of 42,528 and 10,385 shares on February 3, 2000 and March 31, 2000, respectively. The Company has used $1,152,000 or
82.2 percent, of the total proceeds for additional capitalization of the Bank.

Stock Dividend
--------------

The Board of Directors approved a ten percent stock dividend to stockholders of record as of December 1, 2000 payable January 1, 2001. As a result of the dividend, 70,923 additional shares of the Company's common stock were issued, common stock was increased by $7,092, surplus was increased by $611,711, and retained earnings decreased by $618,940. Fractional shares paid were paid in cash. All average shares outstanding and all per share amounts included in the financial statements are based on the increased number of shares after giving retroactive effect to the stock dividend.

12.   REGULATORY MATTERS

Dividend Restrictions
---------------------

The Bank is subject to a dividend restriction that generally limits the amount of dividends that can be paid by an OTS-chartered bank. OTS regulations require the Bank to give the OTS 30 days notice of any proposed declara-tion of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends by the Bank to the Company.

Regulatory Capital Requirements
-------------------------------

Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tangible and Core capital (as defined in the regulations) to adjusted assets.

-------------------------------

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital categories ranging from "well capitalized" to "critically undercapitalized." Should any institution fail to meet the requirements to be considered "adequately capitalized," it would become subject to a series of increasingly restrictive regulatory actions.

As of December 31, 2000 and 1999, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, and Core capital ratios must be at least ten percent, six percent, and five percent, respectively.

The following table reconciles the Company's capital under generally accepted accounting principles to regulatory capital:

                                                     2000             1999
                                                ---------------   -------------

     Total stockholders' equity                 $    6,359,572    $  5,231,403
     Unrealized loss on securities                     149,075         545,940
     Intangible assets                                (846,707)       (894,392)
                                                ---------------   -------------

     Tier I, core, and tangible capital              5,661,940       4,882,951
     Allowance for loan losses                         343,673         186,647
                                                ---------------   -------------
     Total risk-based capital                   $    6,005,613    $  5,069,598
                                                ===============   =============

-------------------------------

The consolidated capital position of the Bank does not materially differ from the Company's; therefore, the following table sets forth the Company's capital position and minimum requirements for the years ended December 31:

                                                             2000                                  1999
                                                -------------------------------       -------------------------------
                                                   Amount           Ratio                Amount            Ratio
                                                --------------  ---------------       --------------   --------------
Total Capital (to Risk-weighted Assets)
---------------------------------------

Actual                                          $   6,005,613             15.9 %      $   5,069,598             17.8 %
For Capital Adequacy Purposes                       3,028,080              8.0            2,274,800              8.0
To Be Well Capitalized                              3,785,100             10.0            2,843,500             10.0

Tier I Capital (to Risk-weighted Assets)
----------------------------------------

Actual                                          $   5,661,940             15.0 %      $   4,882,951             17.2 %
For Capital Adequacy Purposes                       1,514,040              4.0            1,137,400              4.0
To Be Well Capitalized                              2,271,060              6.0            1,706,100              6.0

Core Capital (to Adjusted Assets)
---------------------------------

Actual                                          $   5,661,940              8.2 %      $   4,882,951              9.8 %
FDIC Denovo Capital Required                        5,497,829              8.0            3,975,596              8.0
For Capital Adequacy Purposes                       2,061,686              3.0            1,490,848              3.0
To Be Well Capitalized                              3,436,143              5.0            2,484,747              5.0

Tangible Capital (to Adjusted Assets)
-------------------------------------

Actual                                          $   5,661,940              8.2 %      $   4,882,951              9.8 %
For Capital Adequacy Purposes                       1,030,843              1.5              745,424              1.5

13.      EMPLOYEE BENEFITS

Profit Sharing Plan
-------------------

The Company maintains a non-contributory profit sharing plan (the "Plan") for officers and employees who have met the age and length of service requirements. The Plan is a defined contribution plan, with contributions based on a percentage of participants' salaries. In conjunction with the Plan, an integrated 401(k) salary reduction plan was also implemented.

The Company may make matching contributions equal to a discretionary percentage determined annually by the Board of Directors. Employee contributions are vested at all times, and the Company contributions are fully vested after six years. The Company made no profit sharing or matching contributions for the year ended December 31, 2000 and 1999.

Stock Option Plan
-----------------

The Board of Directors adopted a stock option plan for directors, officers, and employees which was approved by the stockholders on May 24, 1999. The number of shares with respect to which awards may be made available to the plan may not exceed 95,277 shares. These shares may be issued from authorized but unissued common stock, treasury stock, or shares purchased in the market. The stock options have expiration terms of ten years subject to certain extensions and terminations. The per share exercise price of a stock option is equal to the fair value of a share of common stock on the date the option is granted. Options are exercisable in annual installments of 33 1/3 percent for directors and 25 percent for officers and employees, using the plan adoption date as the anniversary date. At the effective date of grant, one third of the directors' shares and one fourth of the officers' and employees' shares are immediately vested and exercisable.

The following table presents share data related to the outstanding options:

                                                            2000                               1999
                                              ----------------------------------  --------------------------------
                                                                   Weighted-                        Weighted-
                                                                    Average                          Average
                                                                   Exercise                          Exercise
                                                  Shares             Price           Shares           Price
                                              ----------------  ----------------  -------------  -----------------
Outstanding, beginning of the year                     90,475            $ 9.09              -        $   -

     Granted                                            4,789              8.41         90,585          9.09
     Exercised                                              -                 -              -             -
     Forfeited                                           (110)             9.09           (110)         9.09
                                              ----------------                    -------------
Outstanding, end of the year                           95,154            $ 9.06         90,475        $ 9.09
                                              ================                    =============
Exercisable at year-end                                82,460            $ 9.08         54,067        $ 9.09
                                              ================                    =============

The following table summarizes characteristics of stock options outstanding and exercisable at December 31, 2000:

                                                 Outstanding                                 Exercisable
                               ------------------------------------------------     -------------------------------
                                                                     Average                             Average
                                                    Average         Exercise                            Exercise
     Exercise Price                Shares            Life             Price             Shares            Price
     ----------------------    ---------------    ------------     ------------     ---------------    ------------
          $ 9.09                       90,365         8.4               $ 9.09              80,971        $ 9.09
            8.41                        4,789         9.5                 8.41               1,489          8.41
                               ---------------                                      ---------------
                                       95,154                                               82,460
                               ===============                                      ===============

The Company accounts for its stock option plan under provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this Opinion, no compensation expense has been recognized with respect to the plans because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date. 13.

-----------------

For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option pricing model. The model requires the use of subjective assumptions that can materially effect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2000 and 1999; (1) risk-free interest rate of 5.10 and 6.68 percent; (2) expected volatility of
31.60 and 6.22 percent; and (3) expected lives of options ranging from 9 to 10 years.

Had compensation expense for the stock option plan been recognized in accordance with the fair value accounting provisions of SFAS 123, "Accounting for Stock-based Compensation," the net loss applicable to common stock and the basic and diluted net loss per share for the years ended December 31, would be as follows:

                                                         2000          1999
                                                       -----------  ------------
Net income (loss) applicable to common stock:
     As reported                                       $  150,062   $ (227,131)
     Pro forma                                             (7,297)    (488,446)
Basic net income (loss) per common share:
     As reported                                       $     0.19   $    (0.36)
     Pro forma                                              (0.01)       (0.77)
Diluted net income (loss) per common share:
     As reported                                       $     0.19   $    (0.36)
     Pro forma                                              (0.01)       (0.77)

14.   INCOME TAXES

The components of income taxes for the years ended December 31, are summarized as follows:

                                                                      2000             1999
                                                                  -------------   --------------
     Current payable:
         Federal                                                  $          -    $          -
         State                                                               -               -
                                                                  -------------   --------------
                                                                             -               -
     Deferred taxes                                                     57,636         (72,167)
     Adjustment to valuation allowance for deferred tax assets         (57,636)         72,167
                                                                  -------------   --------------

                         Total                                     $         -    $          -
                                                                   ============   ==============

The following temporary differences gave rise to the net deferred tax assets:

                                                                  2000       1999
                                                                --------   ---------
Deferred tax assets:
     Net unrealized loss on securities                          $ 50,686   $ 185,620
     Allowance for loan losses                                    98,728      40,577
     Organization costs                                           39,046      52,923
     Loan origination costs                                        3,359       2,610
     Contribution carryover                                        2,224           -
     Net operating loss carryforward                             133,497     227,110
                                                                --------   ---------
                    Total gross deferred tax assets              327,540     508,840
                    Less valuation allowance                     303,052     495,622
                                                                --------   ---------
                          Deferred tax assets after allowance     24,488      13,218
                                                                --------   ---------
Deferred tax liabilities:
     Premises and equipment                                       13,365       7,400
     Core deposit intangible                                      11,123       5,818
                                                                --------   ---------
                    Total gross deferred tax liabilities          24,488      13,218
                                                                --------   ---------
                          Net deferred tax assets               $      -   $       -
                                                                ========   =========

The Company represents an entity that has been operating for less than three years and has an accumulated net operating deficit since its inception. As such, management has established a valuation allowance for its deferred tax assets, primarily the accumulated future tax benefits attributed to the operating loss carryforward and loan loss provisions since it is more likely than not that realization of these deferred assets cannot be fully supported at December 31, 2000 and 1999.

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

                                                 2000                         1999
                                      -------------------------     -----------------------
                                                        % of                       % of
                                                      Pre-tax                    Pre-tax
                                      Amount            Loss          Amount       Loss
                                      ------------  -----------     -----------  ----------
Tax (benefit) at statutory rate       $  51,021          34.0 %     $ (77,225)      (34.0)%
State income, net of
  federal tax                            10,231           6.8         (19,195)       (8.5)
Adjustment of valuation
  allowance for deferred
  tax assets                            (57,636)        (38.4)         72,167        31.8
Other, net                               (3,616)         (2.4)         24,253        10.7
                                      ------------  -----------     -----------  ----------
Actual tax benefit
  and effective rate                  $       -             - %     $       -           - %
                                      ============  ===========     ===========  ==========

At December 31, 2000, the Company has available a net operating loss carryforward of approximately $250,000 for federal income tax purposes. If unused, the carryforwards will expire in the years 2018 to 2020. The Bank is subject to the Pennsylvania Mutual Thrift Institution's tax that is calculated at 11.5 percent of earnings based on generally accepted accounting principles with certain adjustments. At December 31, 2000, the Bank has an available net operating loss carryforward of approximately $496,000 for state tax purposes that will expire in the years 2001 and 2002. The Company also has available a net operating loss carryforward of approximately $163,000 for state income tax purposes which will expire in the years 2008 to 2010.

15.   OTHER EXPENSES

The following is an analysis of other expenses:

                                                      2000       1999
                                                    ---------   ---------

      Professional fees                             $  79,536   $  94,755
      Data processing                                 114,970      79,698
      ATM and debit card processing and supplies       71,118      45,665
      Stationery, printing, supplies, and postage      76,632      58,182
      Amortization of intangible assets                47,683      43,538
      Advertising                                      73,944      47,167
      Other                                           174,966     171,422
                                                    ----------  ----------
                Total                               $ 638,849   $ 540,427
                                                    ==========  ==========

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, are as follows:

                                                         2000                                   1999
                                         ------------------------------------  -------------------------------------
                                             Carrying             Fair             Carrying              Fair
                                              Value              Value              Value               Value
                                         -----------------  -----------------  -----------------   -----------------
Financial assets:
     Cash and due from banks and
       interest-bearing deposits
       with other banks                  $      4,233,404   $      4,233,404   $      3,057,875    $      3,057,875
     Investment securities and
       FHLB stock                              19,916,528         19,902,967         17,547,131          17,472,142
     Loans receivable                          43,416,301         43,796,327         27,979,708          27,694,124
     Accrued interest receivable                  528,948            528,948            346,059             346,059
                                         -----------------  -----------------  -----------------   -----------------
        Total                            $     68,095,181   $     68,461,646   $     48,930,773    $     48,570,200
                                         =================  =================  =================   =================
Financial liabilities:
     Deposits                            $     53,874,851   $     54,146,906   $     35,783,224    $     35,730,224
     FHLB advances                              8,600,000          8,631,000          8,600,000           8,591,000
     Accrued interest payable                     526,233            526,233            370,171             370,171
                                         -----------------  -----------------  -----------------   -----------------
         Total                           $     63,001,084   $     63,304,139   $     44,753,395    $     44,691,395
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

If no readily available market exists, the fair value estimates for financial instruments are based upon manage-ment's judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas. As many of these assumptions result from judgments made by management based upon estimates which are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

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

Investment Securities and FHLB Stock
------------------------------------

The fair value of investment securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. FHLB stock represents ownership in an institution that is wholly-owned by other financial institutions. This equity security's fair value is equal to the current fair value.

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

Commitments to Extend Credit
----------------------------

These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 10.

17.   PARENT COMPANY

Following are condensed financial statements for Nittany Financial Corp.:


                             CONDENSED BALANCE SHEET


                                                                                           December 31,
                                                                                    2000                  1999
                                                                             --------------------  --------------------
ASSETS
     Cash                                                                    $            77,472   $            31,656
     Investment in subsidiaries                                                        6,266,371             5,206,747
     Other assets                                                                         25,000                     -
                                                                             --------------------  --------------------
TOTAL ASSETS                                                                 $         6,368,843   $         5,238,403
                                                                             ====================  ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
     Other liabilities                                                       $             9,271   $             7,000
     Stockholders' equity                                                              6,359,572             5,231,403
                                                                             --------------------  --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $         6,368,843   $         5,238,403
                                                                             ====================  ====================

                          CONDENSED STATEMENT OF INCOME

                                                                                      Year Ended December 31,
                                                                                    2000                  1999
                                                                             --------------------  --------------------
INCOME                                                                       $                 -   $                 -

EXPENSES                                                                                  60,696                34,908
                                                                             --------------------  --------------------

Loss before equity in undistributed net income (loss) of subsidiaries                    (60,696)              (34,908)

Equity in undistributed net income (loss) of subsidiaries                                210,758              (192,223)
                                                                             --------------------  --------------------
NET INCOME (LOSS)                                                            $           150,062   $          (227,131)
                                                                             ====================  ====================

                        CONDENSED STATEMENT OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                    2000                  1999
                                                                             --------------------  --------------------
OPERATING ACTIVITIES
     Net income (loss)                                                       $          150,062    $         (227,131)
     Adjustments to reconcile  net income  (loss) to
       net cash  provided by (used for) operating activities:
            Equity in undistributed net (income) loss of subsidiaries                  (210,759)              192,223
            Other, net                                                                    2,271                47,002
                                                                             --------------------  --------------------
                    Net cash provided by (used for) operating activities                (58,426)               12,094
                                                                             --------------------  --------------------
INVESTING ACTIVITIES
     Initial capitalization of Nittany                                                        -               (10,000)
     Capital contribution to subsidiary bank                                           (452,000)             (800,000)
                                                                             --------------------  --------------------
                    Net cash used for investing activities                             (452,000)             (810,000)
                                                                             --------------------  --------------------
FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                             581,379               820,235
     Other, net                                                                         (25,000)                    -
     Cash paid in lieu of fractional shares                                                (137)                    -
                                                                             --------------------  --------------------
                    Net cash provided by financing activities                           556,242               820,235
                                                                             --------------------  --------------------
                  Increase in cash                                                       45,816                22,329

CASH AT BEGINNING OF PERIOD                                                              31,656                 9,327
                                                                             --------------------  --------------------
CASH AT END OF PERIOD                                                        $           77,472    $           31,656
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

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not Applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

Board of Directors

         David K. Goodman, Jr., 47, is the President and Chief Executive Officer of D. C. Goodman & Sons, Inc., a Huntingdon based contracting firm. The firm specializes in construction for industry, institutions, and commercial customers in the fields of fire protection sprinkler systems, mechanical, and electrical contracting. Mr. Goodman is a member of the board of directors of Huntingdon County United Way, J. C. Blair Memorial Hospital, and Huntingdon County Business and Industry. He is also a member of the Trustee's Council of Juniata College. Mr. Goodman received his education at Juniata College and holds numerous professional memberships in fire protection and contracting organizations.

         William A. Jaffe, 62, the President and owner of The Jaffe Group, a Human Resource Consultancy, headquartered in State College, Pennsylvania, which he established in January 1996. Previously, he was Compensation and Human Resource Practice Leader for the Mid-Atlantic Region of Alexander & Alexander Consulting Group. Mr. Jaffe received his Bachelor of Arts degree in journalism from Penn State University and Masters of Science degree in Management from the University of Illinois. He is past President of The Mount Nittany Conservancy and currently serves on the Executive Committee for the Nittany Lion Club and the Penn State College of Communications Alumni Society. Mr. Jaffe is also the chair of the Penn State Hillel Foundation. Mr. Jaffe previously served as the chair of the Chamber of Business & Industry of Center County's Human Resource Committee and is currently a member of its board of directors. From 1991 to 1995, Mr. Jaffe served as an adjunct associate professor at The George Washington University. In 1996, Mr. Jaffe was named a Penn State Alumni Fellow.

         Samuel J. Malizia, 46, is the Chairman of the Board of the Company and Nittany Bank. Mr. Malizia is the managing partner of the law firm of Malizia
Spidi & Fisch, PC, a law firm headquartered in Washington, DC with a State College, Pennsylvania office. For over 20 years, Mr. Malizia has specialized in transactional, securities and regulatory matters for financial institutions and related entities. He received a Bachelor of Science Degree with Distinction in accounting from the Pennsylvania State University and a Juris Doctor Degree from the George Washington University. He served as Attorney Advisor to Special Trial Judge Francis Cantrel at the United States Tax Court and attended the Masters of Law in Taxation program at the Georgetown University where he was associate editor of the Tax Lawyer. He is a member of the Pennsylvania and District of Columbia bars, the U.S. Tax Court, U.S. Claims Court, U.S. Court of Appeals for the District of Columbia and a member of the Federal Bar Association and American Bar Association. He is an alumnus of several Penn State University's organizations, including Lions Paw, Skull and Bones Honor Society, Beta Alpha Psi and Omicron Delta Kappa. He serves on the board of directors of the Lions Paw Alumni Society and the Mount Nittany Conservancy.

         J. Garry McShea, 46, has been owner and founder of the J.G. McShea Construction Company, Boalsburg, Pennsylvania since 1978. McShea Construction specializes in custom home construction, remodeling projects, commercial/residential rental properties and land development. Prior to this, Mr. McShea was employed by Certain Teed Corporation, Valley Forge, Pennsylvania, as a Residential Building Material Specialist. Mr. McShea is a past President and 22 year member of the Builders Association of Central Pennsylvania. He is a Director of the Tussey Mountain Ski Corporation and serves on the Harris Township Planning Commission. Mr. McShea received a Bachelor of Science Degree in Marketing from the Pennsylvania State University College of Business.

         Donald J. Musso, 41, is the founder of FinPro, Inc., a consulting and investment banking firm which specializes in providing advisory services nationally to the financial institutions industry. Mr. Musso has a Bachelor of Science in Finance from Villanova University and an MBA in Finance from Fairleigh Dickinson University. Mr. Musso's corporation has represented hundreds of financial institutions nationally in connection with business plans, appraisals, asset liability management, mergers and acquisitions, branch acquisitions and de novo financial institutions. Prior to establishing FinPro, he had direct industry experience, having managed the Corporate Planning and Mergers and Acquisitions departments for Meritor Financial Group, a $20 billion dollar institution in Philadelphia. Prior to that, he was responsible for the banking, thrift and real estate consulting practice in New Jersey for DeLoitte, Haskins and Sells. He is also an instructor of strategic planning for the Stonier Graduate School of Banking.

         David Z. Richards, Jr., 40, is President and CEO of the Company and Nittany Bank. Mr. Richards was President and Chief Executive Officer of Mifflinburg Bank and Trust Company of Mifflinburg, Pennsylvania from 1991 until 1997. From 1978 until 1990, he served in various capacities, including Vice President and Financial Officer of The First National Bank of Danville, Pennsylvania. In 1997 he was appointed to the Executive Committee of the Pennsylvania Bankers Association, for which he has chaired and served on several committees. He formerly served as President of LUN Data Inc., a multi-owned data processing consortium. Mr. Richards has a Bachelor of Science in Finance from Susquehanna University and is a graduate of The Stonier Graduate School of Banking.

         D. Michael Taylor, 58, is an architect, real estate developer and entrepreneur, who has resided in the State College area for 28 years. Mr. Taylor has a Bachelor of Architecture degree from Kansas State University. Upon graduation, he spent several years in commercial architecture for Phillips
Petroleum and other firms, specializing in retail construction for national companies. In addition to his architecture practice, Mr. Taylor is part owner of Gwald/Taylor, a firm specializing in industrial process equipment sales to the paper and pulp industry.

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

         William Updegraff is the owner of Updegraff & Updegraff, an accounting firm located in State College, Pennsylvania. Mr. Updegraff is a resident of State College, Pennsylvania.

         James Meister is a Special Assistant to the Athletic Director of the Pennsylvania State University, State College, Pennsylvania. He is a retired vice president of ALCOA. Mr. Meister is a resident of State College, Pennsylvania.

         Lori   Pacchioli  is  the   Director  of   Marketing   for  Penn  State
broadcasting, State College, Pennsylvania. Ms. Pacchioli is a resident of State College, Pennsylvania.

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

         D. Patrick Daugherty is the owner of the Tavern Restaurant, State College, Pennsylvania.

Executive Officers Who Are Not Directors

         Richard C. Barrickman, 49, was appointed Senior Vice President upon completion of the formation of Nittany Bank on October 23, 1998. Mr. Barrickman was employed by PNC Bank, N.A. ("PNC") and its predecessors through mergers. Prior to merger with PNC and its predecessors in 1982, Mr. Barrickman was the President of Mt. Nittany Savings and Loan Association. Mr. Barrickman is a native of State College, Pennsylvania.

         John E. Arrington, 36, was appointed Vice President of Retail Banking upon completion of the formation of Nittany Bank on October 23, 1998. He is also President of Nittany Asset Management, Inc. Previous to his appointment with Nittany Bank, Mr. Arrington was employed by PNC and its predecessors, serving in a variety of capacities, most recently as Vice President. Mr. Arrington is past President of the Board of the Nittany Valley Symphony.

Item 10.  Executive Compensation
--------------------------------

Director Compensation

         Directors and advisory directors have received no compensation for their services, since the incorporation of the Company.

Stock Option Plan

         During fiscal 1999 upon shareholders approval on May 24, 1999, (the "effective date of grant") under the 1998 stock option plan (the "Option Plan"), each director was granted stock options. The following information is adjusted for the 10% stock dividend issued on January 1, 2001. Messrs. Malizia and Richards were each granted options to purchase 22,000 shares of common stock and Mr. Musso was granted options to purchase 11,000 shares of common stock. Messrs. Jaffe and Taylor were each granted options to purchase 5,500 shares of common stock and Messrs. Goodman and McShea were each granted options to purchase 4,400 shares of common stock. As of October 23, 2000, all options granted under the Option Plan, except for Mr. Richards were vested. For Mr. Richards, 25% of the options were exercisable on the effective date of grant and the remaining options are exercisable at the rate of 25% per year on the board approval date of October 23, 1998. Additionally, on June 15, 2000, the directors were awarded additional stock options to purchase common shares, as follows: Mr. Malizia - 1,171 shares, Mr. Goodman - 1,111 shares, Mr. McShea - 638 shares, Mr. Musso - 403 shares, Mr. Jaffe - 130 shares, and Mr. Taylor - 111 shares. For all directors, except for Mr. Richards, the options were exercisable at the rate of 33 1/3% per year beginning on June 15, 2000. Options awarded to Mr. Richards were exercisable at the rate of 25% per year beginning on June 15, 2000.

         Subject to shareholder ratification on May 18, 2001, the Option Plan will be amended to reserve a total of 100,000 additional shares to be issued to directors, officers and employees from time to time, upon the discretion of the Board of Directors or Option Committee. The exercise price of any awarded options will be equal to the market price on the date of grant. Currently, no determination has been made as to the granting of any awards under the Option Plan.

Executive Officer Compensation

         The Company has no full time employees, but relies on the employees of the Bank for the limited services. All compensation paid to officers and employees is paid by the Bank.

         Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned by the chief executive officer. No other executive officer of either the Bank or the Company had a salary and bonus during the years ended December 31, 2000 that exceeded $100,000 for services rendered. Mr. Richards employment with the Bank commenced on October 23, 1998.

                                                                    Long Term
                                                                 Compensation
                                       Annual Compensation          Awards
                                     ----------------------      -------------

                                                                   Securities
Name and                 Fiscal                                    Underlying
Principal Position        Year       Salary($)     Bonus($)      Options(#)(1)
-------------------       ----       ---------     --------      -------------
David Z. Richards, Jr.    2000        105,000       24,675             422
President and CEO         1999        100,000       15,000           22,000
                          1998         76,666         --               --
--------------

(1) Represents awards (adjusted for the stock dividend issued on January 1, 2001) of 22,000 options as of October 23, 1998 and 422 options on June 15, 2000, see "-- Stock Awards."

         Employment Agreement. The Company entered into an employment agreement with David Z. Richards, Jr., President and Chief Executive Officer (the "Agreement"). The Agreement has a term of three years and may be renewed annually by Nittany's Board of Directors upon a determination of satisfactory performance within the Board's sole discretion. If Mr. Richards should become disabled during the term of the Agreement, he shall continue to receive payment of 80% of the base salary for a period of 3 months and 50% of such base salary for a period of 12 months, but not exceeding the remaining term of the agreement. Such payments shall be reduced by any other benefit payments made under other disability programs in effect for the Bank's employees. Under the Agreement, Mr. Richards may be terminated by the Company for "just cause" as defined in the agreement. If the Company terminates Mr. Richards without just cause, Mr. Richards will be entitled to a continuation of his salary from the date of termination through the remaining term of the agreement. The agreement contains a provision stating that in the event of the termination of employment in connection with a change in control of the Company, Mr. Richards will be paid a lump sum amount equal to 2.99 times his five year average annual taxable compensation. If such payments had been made under the agreement as of December 31, 2000, such payments would have equaled approximately $306,000.

         Stock Awards. The following tables set forth additional information regarding stock options granted to Mr. Richards pursuant to the Option Plan during the years ended December 31, 2000 and 1999. The awards (including exercise prices and estimated prices at year end) were adjusted for the 10% stock dividend issued on January 1, 2001. No stock appreciation rights are authorized under the plan.

                                     OPTION GRANTS TABLE
                             Option grants in Last Fiscal Year


                                 Individual Grants
--------------------------------------------------------------------------------
                                          % of Total
                        # of Securities    Options
                          Underlying      Granted to   Exercise or
                            Options      Employees in  Base Price   Expiration
            Name          Granted(#)     Fiscal Year     ($/Sh)        Date
            ----          ----------     -----------     ------        ----

David Z. Richards, Jr.        422            34%          $8.41    June 15, 2010

                                 Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Values
                                 -------------------------------------------------------------------------


                                                                              Number of Securities       Value of Unexercised
                                                                             Underlying Unexercised         In-The-Money
                            Shares Acquired                                   Options at FY-End (#)      Options at FY-End ($)
Name                        on Exercise (#)       Value Realized($)      Exercisable/Unexercisable   Exercisable/Unexercisable(1)
----                        ---------------       -----------------      -------------------------   ----------------------------
David Z. Richards, Jr.               0                       0                 16,500 / 5,500  (1)            7,590 / 2,530
                                     0                       0                    105 / 317  (2)                120 / 361


-----------------
(1) Based upon an exercise price of $9.09 per share and estimated price of $9.55 at December 31, 2000.
(2) Based upon an exercise price of $8.41 per share and estimated price of $9.55 at December 31, 2000.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         Based upon the records of Nittany's transfer agent, the following table sets forth, as of December 31, 2000, persons or groups who own more than 5% of the common stock, all directors of the Company, the named executive officer, and the ownership of all executive officers and directors of Nittany as a group. All share amounts in the table below were adjusted for the 10% stock dividend issued on January 1, 2001. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of common stock at that date.

                                                                          Percent of Shares
                                              Amount and Nature of          of Common Stock
Name of Beneficial Owner                      Beneficial Ownership (2)     Outstanding (%)
------------------------                      ------------------------   -----------------
David K. Goodman, Jr. (1)                               59,700                    7.6
William A. Jaffe                                        13,816                    1.8
Samuel J.  Malizia (1)                                  92,624                   11.5
J. Garry McShea (1)                                     46,170                    5.9
Donald J. Musso (1)                                     46,711                    5.9
David Z. Richards, Jr.                                  22,710                    2.8
D. Michael Taylor                                       18,874                    2.4
All directors and executive officers of the
Company as a group (7 persons)                         299,475                   35.2


-----------------
(1) The address of each beneficial owner that owns more than 5% of the Company's common stock is 116 East College Avenue, State College, Pennsylvania 16801.
(2) Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power, unless otherwise indicated. Also, includes shares of common stock that the following persons have a right to purchase pursuant to exercisable stock options within 60 days of December 31, 2000, as follows: David K. Goodman, Jr.- 4,770 shares, William A. Jaffe -5,543 shares, Samuel J. Malizia - 22,390 shares, J. Garry McShea - 4,612 shares, Donald J. Musso - 11,134 shares, David Z. Richards, Jr.- 16,605 shares, and D. Michael Taylor- 5,537 shares.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The Bank, like many financial institutions, have followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of the Bank's business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.

Item 13. Exhibits, List and Reports on Form 8-K
-----------------------------------------------

     (a) The following exhibits are included in this Report or incorporated herein by reference:

         3(i)     Amended Articles of Incorporation of Nittany Financial Corp. *
         3(ii)    Bylaws of Nittany Financial Corp. *
         4        Specimen Stock Certificate of Nittany Financial Corp. *
        10.1      Employment Agreement between the Bank and David Z. Richards *
        10.2      Nittany Financial Corp. 1998 Stock Option Plan **
        21        Subsidiaries of the Registrant (See "Item 1- Business")

* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

** Incorporated by reference to the identically numbered exhibit to the December 31, 1999 Form 10-KSB filed with the SEC on March 28, 2000.

         (b)      A report on Form 8-K was filed on October 26, 2000 to announce
                  a  10%  stock   dividend   to be issued  on  January  1,  2001
                  to stockholders of record on December 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 2, 2001.


                        NITTANY FINANCIAL CORP.



                        By:      /s/David Z. Richards, Jr.
                                 -----------------------------------------------
                                 David Z. Richards, Jr.
                                 President, Chief Executive Officer and Director (Duly Authorized Representative )


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 2, 2001.



/s/Samuel J. Malizia                     /s/ David Z. Richards, Jr
------------------------------------     -----------------------------------------------------
Samuel J. Malizia                        David Z. Richards, Jr.
Chairman of the Board of Directors       President, Chief Executive Officer and Director
                                         (Principal Accounting Officer)


/s/Donald J. Musso
------------------------------------     -----------------------------------------------------
Donald J. Musso                          William A. Jaffe
Director                                 Director and Secretary


                                         /s/J. Garry McShea
------------------------------------     -----------------------------------------------------
D. Michael Taylor                        J. Garry McShea
Director                                 Director


/s/David K. Goodman, Jr.
------------------------------------
David K. Goodman, Jr.
Director
