Form 10QSB
period 2001-03-31
NITTANY FINANCIAL CORP
filed 2001-05-14
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

-----
  X   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
-----                                 OF 1934

      For the quarterly period ended March 31, 2001

-----
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----


                    For the transition period from ___ to ___

                         Commission File Number 0-32623
                         ------------------------------

                             Nittany Financial Corp.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                        23-2925762
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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

                  Class: Common Stock, par value $.10 per share
                      Outstanding at May 10, 2001: 780,312

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                                                 Page
                                                                                                                Number
                                                                                                           -----------------

PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                        Consolidated Balance Sheet (Unaudited) as of                                              3
                            March 31, 2001 and December 31, 2000

                        Consolidated Statement of Income (Unaudited)
                            for the Three Months ended March 31, 2001 and 2000                                    4

                        Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                     5

                        Consolidated Statement of Cash Flows (Unaudited)
                            for the Three Months ended March 31, 2001 and 2000                                    6

                        Notes to Unaudited Consolidated Financial Statements                                      7

      Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                       8 - 11

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                             12

      Item 2.       Changes in Securities                                                                         12

      Item 3.       Default Upon Senior Securities                                                                12

      Item 4.       Submissions of Matters to a Vote of Security Holders                                          12

      Item 5.       Other Information                                                                             12

      Item 6.       Exhibits and Reports on Form 8 - K                                                            12

SIGNATURES                                                                                                        13


                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                           March 31,      December 31,
                                                             2001            2000
                                                         ------------    ------------
ASSETS
Cash and due from banks                                  $    516,609    $    411,553
Interest-bearing deposits with other banks                  5,824,255       3,821,851
Investment securities available for sale                   11,906,809      14,849,794
Investment securities held to maturity  (market
      value of $3,858,327 and $4,523,173)                   3,843,717       4,536,734
Loans receivable (net of allowance for loan losses
      of $374,381 and $343,673)                            46,344,292      43,416,301
Premises and equipment                                      1,115,459         358,854
Federal Home Loan Bank stock                                  530,000         530,000
Intangible assets                                             834,997         846,707
Accrued interest and other assets                             518,887         648,568
                                                         ------------    ------------
      TOTAL ASSETS                                       $ 71,435,025    $ 69,420,362
                                                         ============    ============

LIABILITIES
Deposits:
      Noninterest-bearing demand                         $  3,652,875    $  3,905,448
      Interest-bearing demand                               7,951,197       8,941,842
      Money market                                         12,421,942      15,021,369
      Savings                                               9,893,663       6,351,164
      Time                                                 19,749,905      19,655,028
                                                         ------------    ------------
           Total deposits                                  53,669,582      53,874,851
Short-term borrowings                                       4,611,110       2,000,000
FHLB advances                                               5,936,419       6,600,000
Accrued interest payable and other liabilities                719,966         585,939
                                                         ------------    ------------
      TOTAL LIABILITIES                                    64,937,077      63,060,790
                                                         ------------    ------------
STOCKHOLDER'S EQUITY
Serial perferred stock, no par value; 5,000,000 shares              -               -
      authorized, none issued
Common stock, $.10 par value, 10,000,000 shares
      authorized; 780,312 issued and outstanding               78,031          78,031
Additional paid-in capital                                  7,652,275       7,652,275
Retained deficit                                           (1,184,372)     (1,221,659)
Accumulated other comprehensive loss                          (47,986)       (149,075)
                                                         ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                            6,497,948       6,359,572
                                                         ------------    ------------
      TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                          $ 71,435,025    $ 69,420,362
                                                         ============    ============

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                            Three Months Ended March 31,
                                                  2001         2000
                                              ----------   ----------

INTEREST AND DIVIDEND INCOME
Loans, including fees                         $  922,688   $  581,894
Investment securities                            296,032      284,424
Interest-bearing deposits with other banks        48,966       33,040
                                              ----------   ----------
      Total interest and dividend income       1,267,686      899,358
                                              ----------   ----------
INTEREST EXPENSE
Deposits                                         645,402      397,452
Borrowings                                       141,902      130,214
                                              ----------   ----------
      Total interest expense                     787,304      527,666
                                              ----------   ----------
NET INTEREST INCOME                              480,382      371,692

Provision for loan losses                         40,500       33,000
                                              ----------   ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                     439,882      338,692
                                              ----------   ----------
NONINTEREST INCOME
Service fees on deposit accounts                  69,623       54,160
Other income                                      19,455        9,862
                                              ----------   ----------
      Total noninterest income                    89,078       64,022
                                              ----------   ----------
NONINTEREST EXPENSE
Compensation and employee benefits               221,905      168,458
Occupancy and equipment                           85,400       56,614
Professional fees                                 21,484       13,948
Data processing                                   53,049       42,626
Goodwill amortization                             11,710       11,872
Stationery, printing, supplies, and postage       23,865       16,481
Other                                             74,260       55,811
                                              ----------   ----------
      Total noninterest expense                  491,673      365,810
                                              ----------   ----------
Income before income taxes                        37,287       36,904
Income taxes                                           -            -
                                              ----------   ----------
NET INCOME                                    $   37,287   $   36,904
                                              ==========   ==========
EARNINGS PER SHARE:
      Basic                                   $     0.05   $     0.05
      Diuluted                                $     0.05   $     0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                      780,312      683,114
      Diuluted                                   787,101      684,941


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                  Accumulated
                                                                                    Other
                                                     Additional                     Compre-       Total        Compre-
                                          Common     Paid-in      Retained          hensive     Stockholders'  hensive
                                          Stock      Capital      Deficit            Loss         Equity       Income
                                         -------    ---------   ------------      ---------    -----------   ----------
Balance, December 31, 2000               $78,031    $7,652,275  $(1,221,659)      $ (149,075)  $  6,359,572

Net income                                                           37,287                          37,287  $  37,287
Other comprehensive income:
  Unrealized gain on available for
    sale securities                                                                  101,089        101,089    101,089
                                                                                                              ---------
Comprehensive income                                                                                         $ 138,376
                                          -------    ----------  -----------       ----------   ------------  =========
Balance, March 31, 2001                  $78,031    $7,652,275  $(1,184,372)      $  (47,986)  $  6,497,948
                                          =======    ========== ============       ==========   ============

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     Three Months Ended March 31,
                                                                         2001           2000
                                                                     -----------    -----------
OPERATING ACTIVITIES
Net income                                                           $    37,287    $    36,904
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                           40,500         33,000
      Depreciation, amortization, and accretion, net                      49,979         27,138
      Increase in accrued interest receivable                             89,858         (6,823)
      Increase in accrued interest payable                               112,115        183,179
      Other, net                                                          61,735          9,559
                                                                     -----------    -----------
      Net cash provided by operating activities                          391,474        282,957
                                                                     -----------    -----------
INVESTING ACTIVITIES
Investment securities available for sale:
      Maturities and repayments                                        3,041,364        152,294
Investment securities held to maturity:
      Maturities and repayments                                          687,468         49,851
Net increase in loans receivable                                      (3,215,610)    (4,962,164)
Proceeds from sales of loans                                             245,000      1,300,500
Purchase of premises and equipment                                      (784,496)        (5,735)
                                                                     -----------    -----------
      Net cash used for investing activities                             (26,274)    (3,465,254)
                                                                     -----------    -----------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                     (205,269)     5,351,879
Increase in short-term borrowings                                      2,611,110              -
Repayments of long-term FHLB advances                                   (663,581)             -
Net proceeds from the sale of common stock                                     -        581,379
                                                                     -----------    -----------
      Net cash provided by financing activities                        1,742,260      5,933,258
                                                                     -----------    -----------
      Increase in cash and cash  equivalents                           2,107,460      2,750,961

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                              4,233,404      3,057,875
                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                  $ 6,340,864    $ 5,808,836
                                                                     ===========    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the period for:
      Interest on deposits and borrowings                            $   675,189    $   344,487



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2001 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended March 31, 2001 and 2000, the diluted number of shares outstanding from employee stock options was 6,789 and 1,827, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 2000, comprehensive income totaled $37,461.

                       MANAGEMENT DISCUSSION AND ANALYSIS

GENERAL

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

COMPARISON OF FINANCIAL CONDITION

Total  assets  increased  $2,015,000  to  $71,435,000  at March  31,  2001  from
$69,420,000 at December 31, 2000. Strong growth in commercial and commercial real estate loans resulted in an increase in net loans receivable of $2,928,000 that was primarily funded through additional short-term borrowings of $2,611,000.

Cash and cash equivalents increased $2,107,000 at March 31, 2001 as compared to December 31, 2000. This increase resulted from temporary fluctuations with interest-bearing deposits with other banks due to the timing of customer activity. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment securities available for sale decreased to $11,907,000 at March 31, 2001 from $14,850,000 at December 31, 2000. Investment securities held to maturity decreased to $3,844,000 at March 31, 2001 from $4,537,000 at December 31, 2000. The decreases in the investment securities portfolios resulted from $3,728,000 of proceeds received from principal repayments and maturities. Offsetting the decrease in the investment securities available for sale portfolio was an increase in the portfolio market value of $98,000. Management elected not to reinvest these funds into similar securities at this time as higher yielding opportunities are being evaluated in response to an increased loan demand. Due to the structure of the investment portfolio, management does not anticipate a significant amount of investments to be called during the remainder of the year.

Net loans receivable increased to $46,344,000 at March 31, 2001 from $43,416,000 at December 31, 2000. The increase in net loans receivable resulted from the economic health of the Company's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. During 2001, commercial real estate and commercial loans grew to $14,623,000 million from $12,048,000 at December 31, 2000. Management attributes the increases in commercial and commercial real estate to continued customer referrals and the Company's overall relationship with its customers. As of March 31, 2001, the Company had additional commitments to fund loan demand of $4.5 million of which approximately $1.8 million relates to commercial and commercial real estate.

The allowance for loans is increased by provisions for loan losses, which is charged against earnings, and is reduced by charge-offs and increased by recoveries. At March 31,2001, the Company's allowance for loan losses increased $31,000 to $374,000 from $344,000 at December 31, 2000. This increase was primarily due to the growth of commercial real estate loans and the commercial loan portfolios. The increased allowance resulted from a loan loss provision of $41,000 and charge-offs of $11,000 during the period..

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

Premises and equipment increased $757,000 as of March 31, 2001 as the Company purchased a commercial building and land for the purpose of renovating the building and establishing a third branch office.

Total deposits of $53,670,000 at March 31, 2001 remained relatively unchanged as compared to $53,875,000 at December 31, 2000. This resulted primarily from certain large depositors temporarily withdrawing balances of approximately $3.5 million just prior to March 31, 2001. While the Company continues to aggressively market its deposit products, management implemented a cash management sweep account program primarily aimed at commercial customers in 2001. This program, which offers the Company an alternative funding vehicle to higher fixed term deposit products, resulted in an overall increase in short-term borrowings of $2,611,000.

Stockholder's equity increased to $138,000 at March 31, 2001 as a result of net income of $37,000, and a decline in accumulative other comprehensive loss of $101,000. Accumulated other comprehensive loss decreased as a result of changes in the net unrealized loss on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive loss could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions.


RESULTS OF OPERATIONS

Net income of $37,000 remained unchanged for the three-month period ended March 31, 2001 as compared to the same period ended 2000 as increases in net interest income and noninterest income of $109,000 and $25,000 were offset by increases in noninterest expense. Basic and diluted earnings per share remained at $.05 per share for both three-month periods ended.

Net interest income for the three months ended March 31, 2001 was $480,000 as compared to $372,000 for the same period ended 2000. Interest income increased $368,000 for 2001 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $341,000. Interest income was primarily driven by an increase of $18.6 million in average balances of interest-earning assets that primarily resulted from a $15.4 million increase in the average balance of loans receivable. The yield on interest earning assets also increased to 7.41% for the three-months ended March 31, 2001 from 7.21% for the same period ended 2000. With a significant increase in commercial and commercial real estate lending, the yield on loans receivable increased 31 basis points in 2001 as compared to 2000.

Interest expense increased $260,000 for 2001 as compared to the prior year period and was influenced mainly by an increase in interest expense on deposits of $248,000. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $16.3 million. The average balances of certificates of deposit and savings deposit accounts increased $7.8 million and $6.1 million, respectively, and resulted from increased marketing efforts and higher yielding promotional products. The Company's competitively priced deposit products also contributed to the overall increase in the cost of funds to 5.21% for the three-month period ended March 31, 2001 from 4.88% for the same period ended 2000.

Total noninterest income for the three-months ended March 31, 2001 increased $25,000 as compared to the same period ended 2000. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. Service fees on deposit accounts increased $15,000 and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three-months ended March 31, 2001, Nittany Asset Management contributed approximately $14,000 in commission and management fees, an increase of $4,000 over 2000.

Total noninterest expenses increased $126,000 for the three-months ended March 31, 2001 as compared to the same period ended 2000. The increase in total noninterest expenses for the current period was primarily related to operating a larger organization that resulted from the opening of an additional branch during the third quarter of 2000, as well as the related marketing efforts to increase visibility within the Company's market. On April 24, 2000, the Company entered into a lease agreement for a new branch office located in State College, which began operations on August 7, 2000. Salary and benefits costs increased in connection with the new branch office, as three full-time staff were hired. In addition, occupancy and equipment expenses increased as well due to the new branch operations. Additionally, for the three-months ended March 31, 2001, Nittany Asset Management operations contributed approximately $17,000 of other operating expense, an increase of $5,000 over 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits with other banks and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. We use our liquid resources principally to fund loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.

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

Management monitors both the Company's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2001, both the Company and the Bank exceeded the Minimum risk-based and leverage capital ratio requirements. The Company's and Bank's Total risk-based, Tier I risk-based and Tier I leverage ratios are 14.7%, 13.8%, 8.1% and 14.6%, 13.7%, 8.0%, respectively, at March 31, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Changes in rights of the Company's security holders

          None

Item 3. Defaults by the Company on its senior securities

          None

Item 4. Submission of matters to a vote of security holders

          None

Item 5. Other information

          None

Item 6. Exhibits and Reports on Form 8-K

          (a)     The following exhibits are included in this Report or incorporated herein by reference:
                  3(i)     Amended Articles of Incorporation of Nittany Financial Corp. *
                  3(ii)    Bylaws of Nittany Financial Corp. *
                  4        Specimen Stock Certificate of Nittany Financial Corp. *
                  10.1     Employment Agreement between the Bank and David Z. Richards *
                  10.2     Nittany Financial Corp. 1998 Stock Option Plan **
                  99.1    Independent Accountants Report

* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

** Incorporated by reference to the identically numbered exhibit to the December 31, 1999 Form 10-KSB filed with the SEC on March 28, 2000.

          (b)     Reports on Form 8-K.
          On February 22, 2001, a Form 8-K (Items 7 and 9) was filed with the Securities and Exchange Commission to disclose the Company's letter to its shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                     Nittany Financial Corp.


Date: May 14, 2001                   By:   /s/David Z. Richards
                                           -------------------------------------
                                           David Z. Richards
                                           President and Chief Executive Officer