Form 10QSB
period 2001-06-30
NITTANY FINANCIAL CORP
filed 2001-08-13
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

   ------
     X    QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
   ------ ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2001

   ------
          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ------ ACT


                    For the transition period from        to
                                                   ------    ------

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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at a August 9, 2001: 803,865

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                                                    Page
                                                                                                                   Number
                                                                                                              -----------------
PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                    Consolidated Balance Sheet (Unaudited) as of                                                     3
                        June 30, 2001 and December 31, 2000

                    Consolidated Statement of Income (Unaudited)
                        for the Six Months ended June 30, 2001 and 2000                                              4

                    Consolidated Statement of Income (Unaudited)                                                     5
                        for the Three Months ended June 31, 2001 and 2000

                    Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                            6

                    Consolidated Statement of Cash Flows (Unaudited)
                        for the Six Months ended June 30, 2001 and 2000                                              7

                    Notes to Unaudited Consolidated Financial Statements                                           8 - 9

      Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                             10 - 14

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                                15

      Item 2.       Changes in Securities                                                                            15

      Item 3.       Default Upon Senior Securities                                                                   15

      Item 4.       Submissions of Matters to a Vote of Security Holders                                             15

      Item 5.       Other Information                                                                                15

      Item 6.       Exhibits and Reports on Form 8 - K                                                               15

SIGNATURES                                                                                                           16


                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                        June 30,                December 31,
                                                                                          2001                      2000
                                                                                    ------------------        -----------------
ASSETS
Cash and due from banks                                                             $         252,848         $        411,553
Interest-bearing deposits with other banks                                                 13,202,360                3,821,851
Investment securities available for sale                                                   10,598,499               14,849,794
Investment securities held to maturity  (market
      value of $7,820,897 and $4,523,173)                                                   7,798,691                4,536,734
Loans receivable (net of allowance for loan losses
      of $419,135 and $343,673)                                                            51,938,551               43,416,301
Premises and equipment                                                                      1,122,634                  358,854
Federal Home Loan Bank stock                                                                  530,000                  530,000
Intangible assets                                                                             823,157                  846,707
Accrued interest and other assets                                                             517,423                  648,568
                                                                                    ------------------        -----------------
      TOTAL ASSETS                                                                  $      86,784,163         $     69,420,362
                                                                                    ==================        =================
LIABILITIES
Deposits:
      Noninterest-bearing demand                                                    $       3,369,131         $      3,905,448
      Interest-bearing demand                                                               9,698,890                8,941,842
      Money market                                                                         13,998,291               15,021,369
      Savings                                                                              23,205,173                6,351,164
      Time                                                                                 19,346,953               19,655,028
                                                                                    ------------------        -----------------
           Total deposits                                                                  69,618,438               53,874,851
Loans Payable                                                                               1,075,000                        -
Short-term borrowings                                                                       2,919,672                2,000,000
FHLB advances                                                                               5,908,329                6,600,000
Accrued interest payable and other liabilities                                                567,658                  585,939
                                                                                    ------------------        -----------------
      TOTAL LIABILITIES                                                                    80,089,097               63,060,790
                                                                                    ------------------        -----------------
STOCKHOLDER'S EQUITY
Serial perferred stock, no par value; 5,000,000 shares                                              -                        -
      authorized, none issued
Common stock, $.10 par value, 10,000,000 shares
      authorized; 803,865 and 780,312 issued and outstanding                                   80,386                   78,031
Additional paid-in capital                                                                  7,823,919                7,652,275
Retained deficit                                                                           (1,170,512)              (1,221,659)
Accumulated other comprehensive loss                                                          (38,727)                (149,075)
                                                                                    ------------------        -----------------
      TOTAL STOCKHOLDERS' EQUITY                                                            6,695,066                6,359,572
                                                                                    ------------------        -----------------
      TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                                    $      86,784,163         $     69,420,362
                                                                                    ==================        =================


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                           Six Months Ended June 30,
                                                                                          2001                      2000
                                                                                    ------------------        -----------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                                               $       1,930,343         $      1,270,580
Investment securities                                                                         521,253                  572,397
Interest-bearing deposits with other banks                                                    146,471                   64,877
                                                                                    ------------------        -----------------
      Total interest and dividend income                                                    2,598,067                1,907,854
                                                                                    ------------------        -----------------
INTEREST EXPENSE
Deposits                                                                                    1,362,247                  850,557
Borrowings                                                                                    283,376                  269,105
                                                                                    ------------------        -----------------
      Total interest expense                                                                1,645,623                1,119,662
                                                                                    ------------------        -----------------
NET INTEREST INCOME                                                                           952,444                  788,192

Provision for loan losses                                                                      90,000                   71,000
                                                                                    ------------------        -----------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                                  862,444                  717,192
                                                                                    ------------------        -----------------
NONINTEREST INCOME
Service fees on deposit accounts                                                              153,915                  105,137
Other income                                                                                   41,485                   21,119
                                                                                    ------------------        -----------------
      Total noninterest income                                                                195,400                  126,256
                                                                                    ------------------        -----------------
NONINTEREST EXPENSE
Compensation and employee benefits                                                            468,420                  345,733
Occupancy and equipment                                                                       166,392                  114,884
Professional fees                                                                              45,341                   34,815
Data processing                                                                               109,327                   83,971
Goodwill amortization                                                                          23,651                   23,745
Stationery, printing, supplies, and postage                                                    47,307                   33,962
Other                                                                                         146,259                  123,895
                                                                                    ------------------        -----------------
      Total noninterest expense                                                             1,006,697                  761,005
                                                                                    ------------------        -----------------
Income before income taxes                                                                     51,147                   82,443
Income taxes                                                                                        -                        -
                                                                                    ------------------        -----------------
NET INCOME                                                                          $          51,147         $         82,443
                                                                                    ==================        =================
EARNINGS PER SHARE:
      Basic                                                                         $           $0.07         $          $0.12
      Diuluted                                                                                  $0.06                    $0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                                                   780,442                  696,252
      Diuluted                                                                                787,316                  696,711


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                                           Three Months Ended June 30,
                                                                                          2001                      2000
                                                                                    ------------------        -----------------
INTEREST AND DIVIDEND INCOME
Loans, including fees                                                               $       1,007,655         $        688,686
Investment securities                                                                         225,221                  287,973
Interest-bearing deposits with other banks                                                     97,505                   31,837
                                                                                    ------------------        -----------------
      Total interest and dividend income                                                    1,330,381                1,008,496
                                                                                    ------------------        -----------------
INTEREST EXPENSE
Deposits                                                                                      716,845                  453,105
Borrowings                                                                                    141,474                  138,891
                                                                                    ------------------        -----------------
      Total interest expense                                                                  858,319                  591,996
                                                                                    ------------------        -----------------
NET INTEREST INCOME                                                                           472,062                  416,500

Provision for loan losses                                                                      49,500                   38,000
                                                                                    ------------------        -----------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                                  422,562                  378,500
                                                                                    ------------------        -----------------
NONINTEREST INCOME
Service fees on deposit accounts                                                               84,292                   50,977
Other income                                                                                   22,030                   11,257
                                                                                    ------------------        -----------------
      Total noninterest income                                                                106,322                   62,234
                                                                                    ------------------        -----------------
NONINTEREST EXPENSE
Compensation and employee benefits                                                            246,515                  177,275
Occupancy and equipment                                                                        80,992                   58,270
Professional fees                                                                              23,857                   20,867
Data processing                                                                                56,278                   41,345
Goodwill amortization                                                                          11,941                   11,873
Stationery, printing, supplies, and postage                                                    23,442                   17,481
Other                                                                                          71,999                   68,084
                                                                                    ------------------        -----------------
      Total noninterest expense                                                               515,024                  395,195
                                                                                    ------------------        -----------------

Income before income taxes                                                                     13,860                   45,539
Income taxes                                                                                        -                        -
                                                                                    ------------------        -----------------
NET INCOME                                                                          $          13,860         $         45,539
                                                                                    ==================        =================

EARNINGS PER SHARE:
      Basic                                                                         $           $0.02         $          $0.06
      Diuluted                                                                                  $0.02                    $0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                                                                   780,571                  709,389
      Diuluted                                                                                787,155                  709,389

See accompanying notes to the unaudited consolidated financial statements.

                                  NITTANY FINANCIAL CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                     Accumulated
                                                                                        Other
                                                     Additional                        Compre-            Total           Compre-
                                      Common          Paid-in          Retained         hensive        Stockholders'       hensive
                                      Stock           Capital          Deficit           Loss             Equity          Income
                                   ----------     -------------     ------------    --------------    -----------------  ----------

Balance, December 31, 2000         $  78,031      $  7,652,275     $ (1,221,659)    $    (149,075)    $   6,359,572

Net income                                                               51,147                              51,147     $   51,147
Other comprehensive income:
  Unrealized gain on available for
    sale securities                                                                       110,348           110,348        110,348
                                                                                                                        -----------
Comprehensive income                                                                                                    $  161,495
                                                                                                                        ===========
Common stock issued, net               2,355           171,644                                              173,999
                                   ----------     -------------    -------------    --------------    --------------
Balance, June 30, 2001             $  80,386      $  7,823,919     $ (1,170,512)    $     (38,727)    $   6,695,066
                                   ==========     =============    =============    ==============    ==============

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                            Six Months Ended June 30,
                                                                                          2001                      2000
                                                                                    ------------------        -----------------
OPERATING ACTIVITIES
Net income                                                                          $          51,147         $         82,443
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                                                90,000                   71,000
      Depreciation, amortization, and accretion, net                                           98,421                   53,821
      Decrease (increase) in accrued interest receivable                                       68,885                  (72,617)
      Increase in accrued interest payable                                                    (89,158)                (165,972)
      Other, net                                                                              133,137                    3,167
                                                                                    ------------------        -----------------
      Net cash provided by (used for) operating activities                                    352,432                  (28,158)
                                                                                    ------------------        -----------------
INVESTING ACTIVITIES
Investment securities available for sale:
      Maturities and repayments                                                             4,351,291                  442,237
Investment securities held to maturity:
      Purchases                                                                            (4,563,109)                       -
      Maturities and repayments                                                             1,297,921                   89,906
Net increase in loans receivable                                                           (8,616,466)              (7,883,490)
Purchase of premises and equipment                                                           (820,852)                  (7,575)
                                                                                    ------------------        -----------------
      Net cash used for investing activities                                               (8,351,215)              (7,358,922)
                                                                                    ------------------        -----------------
FINANCING ACTIVITIES
Net increase in deposits                                                                   15,743,587                5,289,866
Increase in short-term borrowings                                                             919,672                        -
Proceeds from loans payable                                                                 1,075,000                        -
Repayments of long-term FHLB advances                                                        (691,671)                       -
Net proceeds from the sale of common stock                                                    173,999                  581,379
                                                                                    ------------------        -----------------
      Net cash provided by financing activities                                            17,220,587                5,871,245
                                                                                    ------------------        -----------------
      Increase (decrease) in cash and cash  equivalents                                     9,221,804               (1,515,835)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                                   4,233,404                3,057,875
                                                                                    ------------------        -----------------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                 $      13,455,208         $      1,542,040
                                                                                    ==================        =================
SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the period for:
      Interest on deposits and borrowings                                           $       1,734,781         $      1,285,634
      Income taxes                                                                                650                        -


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2001 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the six-months ended June 30, 2001 and 2000, the diluted number of shares outstanding from employee stock options was 6,874 and 459, respectively. For the three-months ended June 30, 2001, the diluted number of shares outstanding from employee stock options was 6,584. There were no dilutive shares of common stock for the three-months ended June 30, 2000.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three-months ended June 30, 2001, comprehensive income totaled $23,119. For the three and six-months ended June 30, 2000, comprehensive income totaled $16,139 and $53,600.

NOTE 4 - LOANS PAYABLE

In June 2001, the Company entered into short-term loan agreements of $1,075,000 with certain members of the Board of Directors. The agreements stipulate an annual interest rate of 6.50% which shall accrue and, along with principal, not be payable until the completion of the sale of a sufficient amount of common stock in the offering, which in no event will be later than December 31, 2001.

NOTE 5 - COMMON STOCK OFFERING

On June 12, 2001, the Company commenced an additional common stock offering to sell up to 210,000 shares of its common stock at $9.50 per share. A registration statement was filed covering 250,000 shares, if the demand for the shares is sufficient. The offering is not underwritten and is not subject to the sale of any minimum number or dollar amount of shares. The offering will terminate no later than December 31, 2001. On June 29, 2001, 23,553 shares were issued with net proceeds from the issuance amounting to approximately $174,000. On July 31, 2001, the Company realized additional net proceeds of $932,783 from the issuance of 100,893 shares. The Company has used $174,000 or 14.7 percent, of the total proceeds for additional capitalization of the Bank, and $920,000 for repayment of loans payable to certain members of the Board of Directors.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material affect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. Management in currently reviewing the effect this Statement will have on the Company's financial position and results of operations. At June 30, 2001, the Company had approximately $823,000 of intangible assets from branch acquisitions.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

         Our business is conducted principally through Nittany Bank. Nittany Bank provides a full range of banking services with an emphasis on residential and commercial and real estate lending, consumer lending, commercial lending and retail deposits. At June 30, 2001, we had consolidated assets of $86.8 million, loans receivable, net of $51.9 million, deposits of $69.6 million, and stockholders' equity of $6.7 million. Due to an increase in non-interest expenses which more than offset the increase in net interest income, net income declined for the three and six months ended June 30, 2001 as compared to the same 2000 periods. Net income for the three months ended June 30, 2001 declined $32,000 to $14,000 from $46,000 for the same 2000 period. Net income for the six months ended June 30, 2001 declined $31,000 to $51,000 from $82,000 for the same 2000 period. Although Nittany Bank experienced dramatic growth during this period, net interest income for the current three and six month periods rose moderately due to a decrease in the net interest rate spread (the difference between the interest rate earned on assets and the interest rate paid on liabilities) as a result of a business strategy implemented by Nittany Bank, as discussed below. For the three and six months ended June 30, 2001, net interest rate spreads declined to 2.49% and 2.64%, respectively, from 3.14% and 3.07%, respectively, for the same 2000 periods.

         During the last six months of fiscal 2000, management and the Board of Directors of Nittany Bank introduced a 5% savings account and 3% checking account , which during the current quarter was heavily marketed in our primary market area. As a result of a general decrease in market interest rates and several decreases in interest rates by the Federal Reserve Board during the past several months, the rates paid by Nittany Bank on its deposits are significantly higher than the market rates paid by other financial institutions and investment companies. The introduction and marketing of the high-yielding savings and checking accounts has resulted in a significant increase in asset size by our obtaining new customers, core deposit accounts and banking relationships. However, the decrease in the market yields on loans and investments during this same period, has resulted in a decrease in our interest margin or yield, which is the difference in the interest rates received on the bank's assets and the net interest rates paid on the bank's liabilities. We have intentionally accepted a decrease in current net income in order to take advantage of the low market interest rates to expand Nittany Bank's asset size and core business. Nittany Bank has the ability to quickly increase net interest income by lowering the interest rates on its savings and checking accounts. We believe that the long-term benefits of increasing our customer base and core business will enhance Nittany Bank's net income and franchise value in the long term.

         On June 2, 2001, we commenced an additional common stock offering to sell up to 210,000 shares of our common stock at $9.50 per share. We have filed a registration statement covering 250,000 shares. If we find that demand for the shares is sufficient, we may sell some or all of the additional 40,000 shares. The offering is not underwritten and is not subject to the sale of any minimum number or dollar amount of shares. The offering will terminate no later than December 31, 2001. On June 29, 2001, we sold and issued 23,553 shares increasing our outstanding common shares to 803,865 shares. The aggregate net proceeds from the offering of approximately $174,000 was contributed as capital to Nittany Bank.

         At July 31, 2001, we sold and issued an additional 100,893 shares increasing our outstanding common shares to 124,446 shares. The aggregate net proceeds from the offering at July 31, 2001were approximately $934,0000 of which $920,000 was used to pay off loan payables due to certain members of our board of directors.

         On July 6, 2001, Nittany Bank added a new executive officer to its team to help bolster its lending activities. This new officer has 17 years of commercial lending experience.

Comparison of Financial Condition

         Asset growth for the period continued to remain strong. Total assets increased $17,364,000 to $86,784,000 at June 30, 2001 from $69,420,000 at
December 31, 2000. Additionally, the growth in assets for the quarter ended June 30, 2001 represented an increase of $15,349,000 from March 31, 2001.

         Cash and cash equivalents increased $9,222,000 to $13,455,000 at June 30, 2001 as compared to $4,233,000 December 31, 2000. For the quarter ended June 30, 2001, cash and cash equivalents represented an increase of $7,115,000 from March 31, 2001. The increase in cash and cash equivalents resulted from temporary fluctuations with interest-bearing deposits with other banks due to the timing of customer activity.

         Investment securities held to maturity increased $3,262,000 to $7,799,000 at June 30, 2001 from $4,537,000 at December 31, 2000. During the
June 30, 2001 quarter, we purchased $4,563,000 of mortgage-backed securities which were partially funded by $1,298,000 of proceeds received from principal repayments and maturities.

         Loans receivable, net increased $8,523,000 to $51,939,000 at June 30, 2001 from $43,416,000 at December 31, 2000. For the quarter ended June 30, 2001, loans receivable, net increased $5,595,000 from March 31, 2001. Of such increase in loans receivable, net for the quarter ended June 30, 2001, residential and consumer loans increased approximately $3,043,000 and $1,687,000, respectively. The growth in commercial real estate and commercial loans represented an aggregate increase of $3,236,000 from December 31, 2000. The increase in loans receivable, net resulted from the economic health of our market area and the strategic, service- oriented marketing approach taken by management to meet the lending needs of the area. As of June 30, 2001, we had additional commitments to fund loan demand of $9,735,000 of which approximately $2,156,000 relates to commercial and commercial real estate.

         The allowance for loans is increased by provisions for loan losses, which is charged against earnings, and is reduced by charge-offs and increased by recoveries. At June 30, 2001, our allowance for loan losses increased $75,000 to $419,000 from $344,000 at December 31, 2000. This increase was primarily due to the growth of commercial real estate loans and the commercial loan portfolios. The increased allowance resulted from a loan loss provision for the six months ended June 30, 2001 of $90,000, offset by loan chargeoffs of $15,000. For the quarter ended June 30, 2001, we added $50,000 to the allowance, which was offset by $4,000 of loan chargeoffs.

         The additions to the allowance for loan losses are based upon a determination by management that it believes is appropriate. Due to our lack of historical experience since we are newly formed, management bases its determination upon such factors as the volume and type of loans that we originate, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in our loan portfolio, there can be no assurance that additional losses will not be required in future periods.

         Total deposits increased $15,743,000 to $69,618,000 at June 30, 2001 from $53,875,000 at December 31, 2000. For the quarter ended June 30, 2001, interest bearing demand increased $1,748,000 and savings increased $13,312,000 from March 31, 2001. Additionally, our sweep account program, which offers us an alternative funding vehicle to higher fixed term deposit products, resulted in an overall increase in short-term borrowings of $920,000 at June 30, 2001 compared to December 31, 2000.

         During the quarter, we increased our borrowings $1,075,000 through short term loan payables due to certain members of our board of directors. These funds were contributed to Nittany Bank to maintain its Tier I capital to average assets ratio requirement of 8.0%. With the proceeds of the stock sales in July, $920,000 of such notes were paid off on July 31, 2001.

         Stockholder's equity increased $336,000 to $6,695,000 at June 30, 2001 from $6,359,000 at December 31, 2000, as a result of net income of $51,000, net proceeds from the stock offering of $174,000 and a decline in accumulative other comprehensive loss of $111,000. Accumulated other comprehensive loss decreased as a result of changes in the net unrealized loss on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive loss could materially fluctuate for each interim period and year- end period depending on economic and interest rate conditions.

Results of Operations

         Net income for the three months ended June 30, 2001 decreased $32,000 to $14,000 from $46,000 for the same 2000 period. Net income for the six months ended June 30, 2001 decreased $31,000 to $51,000 from $82,000 for the same 2000 period. See "Overview"

         Net interest income for the three months ended June 30, 2001 was $472,000 as compared to $417,000 for the same 2000 period. Interest and dividend income increased $322,000 to $1,330,000 for the three months ended June 30, 2001 from $1,008,000 for the same 2000 year period. Increased interest and dividend income for the current three months ended June 30, 2001 was influenced primarily by increases in interest earned on loans receivable of $319,000. The average yield on interest earning assets decreased to 7.05% for the three-months ended June 30, 2001 from 7.60% for the same period ended 2000. Average yield on loans receivable remained relatively unchanged for the three months ended June 30, 2001 as compared to the same 2000 period.

         Net interest income for six months ended June 30, 2001 increased $164,000 to $952,000 from $788,000 for the same 2000 period. Interest and dividend income increased $690,000 to $2,598,000 for the six months ended June 30, 2001 from $1,908,000 for the same 2000 period. As in the current three month period, increased interest and dividend income was influenced primarily by increases in interest earned on loans receivable of $660,000. The average yield on interest earning assets declined to 7.23% for the six months ended June 30, 2001 from 7.43% for the same period ended 2000. With a significant increase in commercial and commercial real estate lending, the yield on loans receivable increased 15 basis points in 2001 as compared to 2000.

         Interest expense for the three months ended June 30, 2001 increased $266,000 to $858,000 from $592,000 for the same 2000 period and was influenced primarily by an increase in interest expense on deposits of $264,000. Average cost of fund for interest bearing liabilities remained relatively unchanged for the three months ended June 30, 2001 as compared to the same 2000 period. However, due to the increase in savings accounts for the current period, average cost of funds for deposits increased 15 basis points for the current three month 2001 period as compared to the same 2000 period.

         Interest expense for the six months ended June 30, 2001 increased $526,000 to $1,646,000 from $1,120,000 for the same 2000 period and was influenced mainly by an increase in interest expense on deposits of $512,000. Average cost of fund for interest bearing liabilities also increased to 4.90% for the six months ended June 30, 2001 from 4.77% for the same period ended 2000. Average cost of funds for deposits increased 31 basis points for the current six -month period as compared to the same 2000 period.

         Total noninterest income increased $44,000 and $69,000, respectively for the current three and six months ended June 30, 2001. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. For the three and six months ended June 30, 2001, service fees on deposit accounts increased $33,000 and $49,000 , respectively, and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three and six months ended June 30, 2001, Nittany Asset Management contributed approximately $19,000 and $33,000, respectively in commission and management fees, an increase of $8,000 and $12,000, respectively over the same periods in 2000.

         Total noninterest expenses increased $120,000 and $246,000 for the three and six months ended June 30, 2001 as compared to the same period ended 2000. The increase in total noninterest expenses for the current period was primarily related to operating a larger organization that resulted from the opening of an additional branch during the third quarter of 2000, as well as the related marketing efforts to increase visibility within the Company's market. On April 24, 2000, Nittany Bank entered into a lease agreement for a new branch office located in State College, which began operations on August 7, 2000. Salary and benefits costs increased in connection with the new branch office, as three full-time staff were hired. In addition, occupancy and equipment expenses increased as well due to the new branch operations. For the three and six months ended June 30, 2001, Nittany Asset Management operations contributed approximately $15,000 and $32,000 , respectively of other operating expense, an increase of $1,000 and $4,000, respectively, over the same periods in 2000.

Liquidity and Capital Resources

         Our primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, proceeds from maturities, sales and repayments of investment securities and FHLB advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Management monitors liquidity daily, and on a monthly basis incorporates liquidity management into its asset/liability management program.

         Management monitors both the Company's and Nittany Bank's total risk-based, tier I risk- based and tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2001, the Company and Nittany Bank's total risk-based, tier I risk-based and tier I leverage ratios were 13.6%, 12.7%,6.8% and 15.9%, 15.0 %, 8.1%, respectively.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in securities and use of proceeds

         (b)      Use of Proceeds from Registered Securities
                  (1) The effective date of the Form SB-2 was May 31, 2001, and the Commission file number was 333-60252.

                  (2)      The offering commenced on June 12, 2001.

                  (3)      Not applicable.

                  (4)      (i)      The offering has not terminated.  The offering is expected to terminate on December 31, 2001.
                           (ii)     The name of the managing underwriter: None
                           (iii)    Common stock, par value $.10 per share was registered;
                           (iv)     Amount registered - 250,000 shares
                                    Aggregate price of offering amount registered - $2,375,000;
                                    Amount sold - 223,754 on June 29, 2001;
                            (v)     Expenses of the offering which were direct or indirect
                                    payments to others;
                                    Expense paid to and for underwriters: None
                                    Other expenses - $49,754;
                                    Total expenses - $49,754;
                           (vi)     Net offering proceeds - $174,000;
                           (vii)    Direct or indirect payments to affiliates:
                                    Purchase outstanding stock of subsidiary bank - $174,000
                           (viii)   Not applicable

Item 3.    Defaults by the Company on its senior securities

           None

Item 4.    Submission of matters to a vote of security holders

           The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 18, 2001:

           Election of a Director for term to expire in 2005:
           Donald J. Musso was elected by the following vote:

           For:                   601,039
           Votes Withheld:          3,410

          Ratified amendment to the Nittany Financial Corp. 1998 Stock Option Plan as described in the Proxy Statement for the Annual Meeting by the following vote:

               For:                    523,614
               Against                  26,982
               Votes Withheld:           7,100

          S.R. Snodgrass A.C. was selected as the Company's independent auditors for the fiscal year 2000 by the following vote:

               For:                    601,589
               Against:                  1,100
               Votes Withheld:           1,760

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


                                     Nittany Financial Corp.


Date: August 13, 2001                By:   /s/David Z. Richards
                                           -------------------------------------
                                           David Z. Richards
                                           President and Chief Executive Officer
                                           (Principal Accounting Officer)