Form 10QSB
period 2001-09-30
NITTANY FINANCIAL CORP
filed 2001-11-14
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

---
 X   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
---                                  OF 1934

     For the quarterly period ended September 30, 2001

---
     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---

       For the transition period from         to
                                      -------    -------

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

                  Class: Common Stock, par value $.10 per share
              Shares Outstanding at a November 11, 2001: 1,030,312

                             NITTANY FINANCIAL CORP.

                                      INDEX

PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                        Consolidated Balance Sheet (Unaudited) as of                                                     3
                            September 30, 2001 and December 31, 2000

                        Consolidated Statement of Income (Unaudited)
                            for the Three Months ended September 30, 2001 and 2000                                       4

                        Consolidated Statement of Income (Unaudited)                                                     5
                            for the Nine Months ended September 30, 2001 and 2000

                        Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                            6

                        Consolidated Statement of Cash Flows (Unaudited)
                            for the Nine Months ended September 30, 2001 and 2000                                        7

                        Notes to Unaudited Consolidated Financial Statements                                           8 - 11

      Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                             12 - 16

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                                   17

      Item 2.       Changes in Securities                                                                               17

      Item 3.       Default Upon Senior Securities                                                                      17

      Item 4.       Submissions of Matters to a Vote of Security Holders                                                17

      Item 5.       Other Information                                                                                   17

      Item 6.       Exhibits and Reports on Form 8 - K                                                                17 - 18

SIGNATURES                                                                                                              19


                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                               September 30,    December 31,
                                                                     2001             2000
                                                               -------------    -------------
ASSETS
Cash and due from banks                                        $     701,977    $     411,553
Interest-bearing deposits with other banks                        16,431,973        3,821,851
Investment securities available for sale                           5,540,931       14,849,794
Investment securities held to maturity  (market
      value of $20,980,463 and $4,523,173)                        20,903,116        4,536,734
Loans receivable (net of allowance for loan losses
      of $507,565 and $343,673)                                   59,572,757       43,416,301
Premises and equipment                                             1,198,900          358,854
Federal Home Loan Bank stock                                         530,000          530,000
Intangible assets                                                    811,187          846,707
Accrued interest and other assets                                    592,892          648,568
                                                               -------------    -------------

      TOTAL ASSETS                                             $ 106,283,733    $  69,420,362
                                                               =============    =============
LIABILITIES
Deposits:
      Noninterest-bearing demand                               $   3,949,060    $   3,905,448
      Interest-bearing demand                                     11,572,960        8,941,842
      Money market                                                15,029,788       15,021,369
      Savings                                                     39,892,426        6,351,164
      Time                                                        18,168,712       19,655,028
                                                               -------------    -------------
           Total deposits                                         88,612,946       53,874,851
Loans Payable                                                              -                -
Short-term borrowings                                              1,564,726        2,000,000
FHLB advances                                                      5,861,418        6,600,000
Accrued interest payable and other liabilities                     2,081,025          585,939
                                                               -------------    -------------
      TOTAL LIABILITIES                                           98,120,115       63,060,790
                                                               -------------    -------------
STOCKHOLDER'S EQUITY
Serial perferred stock, no par value; 5,000,000 shares                     -                -
      authorized, none issued
Common stock, $.10 par value, 10,000,000 shares
      authorized; 960,249 and 780,312 issued and outstanding          96,025           78,031
Additional paid-in capital                                         9,255,123        7,652,275
Retained deficit                                                  (1,149,011)      (1,221,659)
Accumulated other comprehensive loss                                 (38,519)        (149,075)
                                                               -------------    -------------
      TOTAL STOCKHOLDERS' EQUITY                                   8,163,618        6,359,572
                                                               -------------    -------------
      TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                $ 106,283,733    $  69,420,362
                                                               =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                          Three Months Ended September 30,
                                                  2001       2000
                                              ----------   ----------
INTEREST AND DIVIDEND INCOME
Loans, including fees                         $1,129,794   $  791,636
Investment securities                            293,030      286,728
Interest-bearing deposits with other banks       115,255        3,447
                                              ----------   ----------
      Total interest and dividend income       1,538,079    1,081,811
                                              ----------   ----------

INTEREST EXPENSE
Deposits                                         886,533      520,236
Borrowings                                       120,757      128,157
                                              ----------   ----------
      Total interest expense                   1,007,290      648,393
                                              ----------   ----------

NET INTEREST INCOME                              530,789      433,418

Provision for loan losses                         88,500       44,000
                                              ----------   ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                     442,289      389,418
                                              ----------   ----------
NONINTEREST INCOME
Service fees on deposit accounts                  96,328       52,976
Investment securities gains                       21,487            -
Other income                                      28,665       12,742
                                              ----------   ----------
      Total noninterest income                   146,480       65,718
                                              ----------   ----------
NONINTEREST EXPENSE
Compensation and employee benefits               266,744      181,254
Occupancy and equipment                           88,322       74,956
Professional fees                                 21,287       17,683
Data processing                                   62,700       52,376
Goodwill amortization                             11,970       11,970
Stationery, printing, supplies, and postage       35,437       24,279
Other                                             80,308       63,108
                                              ----------   ----------
      Total noninterest expense                  566,768      425,626
                                              ----------   ----------

Income before income taxes                        22,001       29,510
Income taxes                                         500         --
                                              ----------   ----------

NET INCOME                                    $   21,501   $   29,510
                                              ==========   ==========

EARNINGS PER SHARE:
      Basic                                   $     0.02   $     0.04
      Diuluted                                $     0.02   $     0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                      880,410      709,389
      Diuluted                                   886,168      709,389


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                          Nine Months Ended September 30,
                                                 2001         2000
                                              ----------   ----------

INTEREST AND DIVIDEND INCOME
Loans, including fees                         $3,060,137   $2,062,216
Investment securities                            814,283      859,125
Interest-bearing deposits with other banks       261,726       68,324
                                              ----------   ----------
      Total interest and dividend income       4,136,146    2,989,665
                                              ----------   ----------
INTEREST EXPENSE
Deposits                                       2,248,780    1,370,793
Borrowings                                       404,133      397,262
                                              ----------   ----------
      Total interest expense                   2,652,913    1,768,055
                                              ----------   ----------

NET INTEREST INCOME                            1,483,233    1,221,610

Provision for loan losses                        178,500      115,000
                                              ----------   ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                   1,304,733    1,106,610
                                              ----------   ----------
NONINTEREST INCOME
Service fees on deposit accounts                 250,243      158,113
Investment securities gains                       21,487         --
Other income                                      70,150       33,861
                                              ----------   ----------
      Total noninterest income                   341,880      191,974
                                              ----------   ----------
NONINTEREST EXPENSE
Compensation and employee benefits               735,164      526,987
Occupancy and equipment                          254,714      189,840
Professional fees                                 66,628       52,498
Data processing                                  172,027      136,347
Goodwill amortization                             35,621       35,715
Stationery, printing, supplies, and postage       82,744       58,241
Other                                            226,567      187,003
                                              ----------   ----------
      Total noninterest expense                1,573,465    1,186,631
                                              ----------   ----------

Income before income taxes                        73,148      111,953
Income taxes                                         500            -
                                              ----------   ----------

NET INCOME                                    $   72,648   $  111,953
                                              ==========   ==========

EARNINGS PER SHARE:
      Basic                                   $     0.09   $     0.16
      Diuluted                                $     0.09   $     0.16

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                      814,131      700,663
      Diuluted                                   820,633      700,663

See accompanying notes to the unaudited consolidated financial statements.


                                                                     NITTANY FINANCIAL CORP.
                                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                             Accumulated
                                                                                               Other
                                                               Additional                      Compre-       Total         Compre-
                                                  Common       Paid-in        Retained         hensive     Stockholders'   hensive
                                                   Stock        Capital       Deficit            Loss        Equity        Income
                                                 ---------    -----------   ------------      ----------   ------------   ---------
Balance, December 31, 2000                       $ 78,031    $ 7,652,275   $ (1,221,659)     $ (149,075)   $ 6,359,572

Net income                                                                       72,648                         72,648    $ 72,648
Other comprehensive income:
  Unrealized gain on available for
    sale securities                                                                             110,556        110,556     110,556
                                                                                                                          --------
Comprehensive income                                                                                                      $183,204
                                                                                                                          ========
Common stock issued, net                           17,994      1,602,848                                     1,620,842
                                                 --------     ----------    -----------       ---------    -----------
Balance, September 30, 2001                      $ 96,025    $ 9,255,123   $ (1,149,011)      $ (38,519)   $ 8,163,618
                                                 ========     ==========    ===========       =========    ===========

Components of comprehensive income:
Change in net unrealized gain on
    investment securities available for sale                                                                              $132,043
Realized gains included in net income,                                                                                     (21,487)
                                                                                                                          --------
Total                                                                                                                     $110,556
                                                                                                                          ========

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                    Nine Months Ended September 30,
                                                                          2001            2000
                                                                     ------------    ------------
OPERATING ACTIVITIES
Net income                                                           $     72,648    $    111,953
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                           178,500         115,000
      Depreciation, amortization, and accretion, net                      152,542          90,225
      Investment securities gains                                         (21,487)              -
      Decrease (increase) in accrued interest receivable                    3,272         (46,205)
      Increase (decrease) in accrued interest payable                     (55,535)          9,042
      Other, net                                                        1,603,025             525
                                                                     ------------    ------------
      Net cash provided by operating activities                         1,932,965         280,540
                                                                     ------------    ------------

INVESTING ACTIVITIES
Investment securities available for sale:
      Proceed from sales                                                2,388,750               -
      Maturities and repayments                                         7,050,151         744,778
Investment securities held to maturity:
      Purchases                                                       (18,704,991)              -
      Maturities and repayments                                         2,317,805         122,914
Net increase in loans receivable                                      (16,341,344)    (11,439,615)
Purchase of premises and equipment                                       (927,871)       (228,271)
                                                                     ------------    ------------
      Net cash used for investing activities                          (24,217,500)    (10,800,194)
                                                                     ------------    ------------

FINANCING ACTIVITIES
Net increase in deposits                                               34,738,095      10,233,975
Decrease in short-term borrowings                                        (435,274)              -
Proceeds from loans payable                                                     -               -
Repayments of long-term FHLB advances                                    (738,582)     (3,000,000)
Net proceeds from the sale of common stock                              1,620,842         581,379
                                                                     ------------    ------------
      Net cash provided by financing activities                        35,185,081       7,815,354
                                                                     ------------    ------------

      Increase (decrease) in cash and cash  equivalents                12,900,546      (2,704,300)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                               4,233,404       3,057,875
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                  $ 17,133,950    $    353,575
                                                                     ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid during the period for:
      Interest on deposits and borrowings                            $  2,708,448    $  1,759,013
      Income taxes                                                            500               -


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2001 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2000, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the nine-months and three- months ended September 30, 2001, the diluted number of shares outstanding from employee stock options was 6,502 and 5,758, respectively. For the nine-months and three-months ended September 30, 2000, there were no dilutive shares of common stock..

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2001, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three-months ended September 30, 2001, comprehensive income totaled $21,709. For the three and nine-months ended September 30, 2000, comprehensive income totaled $150,039 and $203,639.

NOTE 4 - LOANS PAYABLE

In June 2001, the Company entered into short-term loan agreements of $1,075,000 with certain members of the Board of Directors. The agreements stipulated an annual interest rate of 6.50% which was accrued and, along with principal, was not payable until the completion of the sale of common stock in the offering. As of September 30, 2001, all short-term loan agreements have been satisfied.

NOTE 5 - COMMON STOCK OFFERING

On June 12, 2001, the Company commenced an additional common stock offering to sell up to 210,000 shares of its common stock at $9.50 per share. A registration statement was filed covering 250,000 shares, if the demand for the shares was sufficient. The offering was not underwritten and was not subject to the sale of any minimum number or dollar amount of shares. As of September 30, 2001, 179,937 shares were issued with net proceeds from the issuance amounting to approximately $1,621,000. On October 24, 2001, the Company terminated the offering and realized additional net proceeds of $657,032 from the issuance of 70,063 shares.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. Management in currently reviewing the effect this Statement will have on the Company's financial position and results of operations. At September 30, 2001, the Company had approximately $811,000 of intangible assets from branch acquisitions.

NOTE 7 - INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                                               2001
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Available for sale                             Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
U.S. Government agency
  securities                             $        499,629   $          5,176    $             -    $        504,805
Corporate securities                              678,213                  -            (51,859)            626,354
Collateralized mortgage
  obligations issued by
  U.S. Government agencies                      3,151,164             17,860            (24,569)          3,144,455
Mortgage-backed securities                      1,230,718             14,380             (1,991)          1,243,107
                                         -----------------  -----------------   -----------------  -----------------
     Total debt securities                      5,559,724             37,416            (78,419)          5,518,721
Mutual funds                                       19,725              2,485                  -              22,210
                                         -----------------  -----------------   -----------------  -----------------

     Total                               $      5,579,449   $         39,901    $       (78,419)   $      5,540,931
                                         =================  =================   =================  =================

                                               2001
                                         ---------------------------------------------------------------------------
                                                                 Gross               Gross            Estimated
                                            Amortized          Unrealized          Unrealized           Market
Held to maturity                               Cost              Gains               Losses             Value
                                         -----------------  -----------------   -----------------  -----------------
U.S. Government agency
  securities                             $      3,351,250   $         15,038    $             -    $      3,366,288
Collateralized mortgage
  obligations issued by
  U.S. Government agencies                      6,478,334             22,841             (8,573)          6,492,602
Mortgage-backed securities                     11,073,532             54,571             (6,530)         11,121,573
                                         -----------------  -----------------   -----------------  -----------------

               Total                     $     20,903,116   $         92,450    $       (15,103)   $     20,980,463
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
                                         =================  =================   =================  =================


The amortized cost and estimated market value of investments in debt securities available for sale at December 31, 2000, by contractual maturity, are shown below. The Company's mortgage-backed securities and collateralized mortgage obligations have contractual maturities ranging from 3 to 28 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Available for Sale                   Held to Maturity
                                         ------------------------------------   ------------------------------------
                                                               Estimated                              Estimated
                                            Amortized            Market            Amortized            Market
                                               Cost              Value                Cost              Value
                                         -----------------  -----------------   -----------------  -----------------
Due after one year through
  five years                             $        864,346   $        874,816    $      2,837,888   $      2,857,605
Due after five years through
  ten years                                       459,184            464,672           5,955,662          5,969,142
Due after ten years                             4,236,194          4,179,233          12,109,566         12,153,716
                                         -----------------  -----------------   -----------------  -----------------

                 Total                   $      5,559,724   $      5,518,721    $     20,903,116   $     20,980,463
                                         =================  =================   =================  =================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

         Our business is conducted principally through Nittany Bank. Nittany Bank provides a full range of banking services with an emphasis on residential, commercial real estate lending, consumer lending and retail deposits. At September 30, 2001, we had consolidated assets of $106.3 million, loans receivable, net of $59.6 million, deposits of $88.6 million, and stockholders' equity of $8.2 million. Due primarily to an increase in non-interest expenses which more than offset the increase in net interest income, net income declined for the three and nine months ended September 30, 2001 as compared to the same 2000 periods. Net income for the three months ended September 30, 2001 declined $8,000 to $22,000 from $30,000 for the same 2000 period. Net income for the nine months ended September 30, 2001 declined $39,000 to $73,000 from $112,000 for the same 2000 period. Although Nittany Bank experienced dramatic growth during this period, net interest income for the current three and nine month periods rose moderately due to a decrease in the net interest rate spread (the difference between the interest rate earned on assets and the interest rate paid on liabilities) as a result of a business strategy implemented by Nittany Bank which is designed to focus on asset growth, as discussed below. For the three and nine months ended September 30, 2001, net interest rate spreads declined to 1.83% and 1.98%, respectively, from 2.41% and 2.25%, respectively, for the same 2000 periods.

         During the last six months of fiscal 2000, management and the Board of Directors of Nittany Bank introduced a 5% savings account and 3% checking account. As a result of a general decrease in market interest rates and several decreases in interest rates by the Federal Reserve Board during the past several months, the rates paid by Nittany Bank on its deposits were significantly higher than the market rates paid by other financial institutions and investment companies. The introduction and marketing of the high-yielding savings and checking accounts have resulted in a significant increase in asset size by our obtaining new customers, core deposit accounts and banking relationships. However, the decrease in the market yields on loans and investments during this same period, has resulted in a decrease in our interest margin or yield, which is the difference in the interest rates received on the bank's assets and the net interest rates paid on the bank's liabilities. We have intentionally accepted a decrease in current net income in order to take advantage of the low market interest rates to expand Nittany Bank's asset size and core business. Nittany Bank has the ability to quickly increase net interest income by lowering the interest rates on its savings and checking accounts. Because of the continuation by the Federal Reserve Board of decreasing interest rates during September 2001, we decreased our savings account rate to 3.75% and checking account rate to 2.25%.

         We completed our stock offering on October 24, 2001 and sold 250,000 shares of common stock. At September 30, 2001, we issued a total of 179,937 shares increasing our outstanding common shares to 960,249 shares. Additionally, at September 30, 2001, we received total net proceeds of approximately $1.6 million.

Comparison of Financial Condition

         Asset growth for the period continued to remain strong. Total assets increased $36.9 million to $106.3 million at September 30, 2001 from $69.4 million at December 31, 2000. Additionally, the growth in assets for the quarter ended September 30, 2001 represented an increase of $19.5 million from June 30, 2001.

         Cash and cash equivalents increased $12.9 million to $17.1 million at September 30, 2001 from $4.2 million at December 31, 2000. For the quarter ended September 30, 2001, cash and cash equivalents represented an increase of $3.6 million from June 30, 2001. The increase in cash and cash equivalents resulted from temporary fluctuations with interest-bearing deposits with other banks due to the timing of customer activity.

         Investment securities available for sale at September 30, 2001 decreased $9.3 million to $5.5 million from $14.8 million at December 31, 2000. The decrease in such securities primarily reflected proceeds from sales and principal repayments and maturities. These funds were used primarily to fund loans and invest in mortgage-backed securities held to maturity.

         Investment securities held to maturity increased $16.4 million to $20.9 million at September 30, 2001 from $4.5 million at December 31, 2000. At September 30, 2001, we purchased $18.7 million of mortgage-backed securities which were partially funded by $2.3 million of proceeds received from principal repayments and maturities.

         Loans receivable, net increased $16.2 million to $59.6 million at September 30, 2001 from $43.4 million at December 31, 2000. For the quarter ended September 30, 2001, loans receivable, net increased $7.7 million from June 30, 2001. Of such increase in loans receivable, net for the quarter ended September 30, 2001, residential loans increased approximately $6.8 million. The growth in commercial real estate and commercial loans represented an aggregate increase of $3.8 million from December 31, 2000. The increase in loans receivable, net resulted from the economic health of our market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. As of September 30, 2001, we had additional commitments to fund loan demand of $11.6 million of which approximately $3.4 million relates to commercial and commercial real estate.

         The allowance for loans is increased by provisions for loan losses, which is charged against earnings, and is reduced by charge-offs and increased by recoveries. At September 30, 2001, our allowance for loan losses increased $164,000 to $508,000 from $344,000 at December 31, 2000. This increase was primarily due to the growth of the loan portfolio. The increased allowance resulted from a loan loss provision for the nine months ended September 30, 2001 of $179,000, offset by loan chargeoffs of $15,000. For the quarter ended September 30, 2001, we added $89,000 to the allowance due primarily to the $3.8 million increase in the commercial real estate and commercial loan portfolios. We experienced no chargeoffs for the three months ended September 30, 2001.

         The additions to the allowance for loan losses are based upon a determination by management that it believes is appropriate. Due to our lack of historical experience since we were formed in 1998, management bases its determination upon such factors as the volume and type of loans that we originate, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in our loan portfolio, there can be no assurance that additional losses will not be required in future periods.

         Premises and equipment increased $840,000 to $1.2 million from $354,000 at December 31, 2001. The increase is primarily related to the renovations of the new East College Avenue branch which is expected to be opened during the first quarter of 2002. We currently estimate that we will spend approximately $500,000 to complete the renovation of this new branch location.

         Total deposits increased $34.7 million to $88.6 million at September 30, 2001 from $53.9 million at December 31, 2000. For the quarter ended September 30, 2001, deposits increased $19.0 million from June 30, 2001. Of such increase, interest bearing demand accounts increased $1.8 million, money market accounts increased $1.0 million, savings accounts increased $16.7 million from June 30, 2001. Offsetting deposit increases for the current 2001 quarter period was a $1.2 million decline in time deposits.

         Stockholder's equity increased $1.8 million to $8.2 million at September 30, 2001 from $6.4 million at December 31, 2000, as a result of net income of $73,000, net proceeds from the stock offering of $1.6 million and a decline in accumulative other comprehensive loss of $110,000. Accumulated other comprehensive loss decreased as a result of changes in the net unrealized loss on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive loss could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions.

Results of Operations

         Net income for the three months ended September 30, 2001 decreased $8,000 to $22,000 from $30,000 for the same 2000 period. Net income for the nine months ended September 30, 2001 decreased $39,000 to $73,000 from $112,000 for the same 2000 period.

         Net interest income for the three months ended September 30, 2001 increased $97,000 to $531,000 from $433,000 for the same 2000 period. Interest and dividend income increased $400,000 to $1.5 million for the three months ended September 30, 2001 from $1.1 million for the same 2000 year period. Increased interest and dividend income for the current three months ended September 30, 2001 was influenced primarily by increases in interest earned on loans receivable of $338,000 and $112,000 on interest bearing deposits with other banks. The average yield on interest earning assets declined to 6.56% for the three-months ended September 30, 2001 from 7.79% for the same period ended 2000. The average yield on loans receivable net declined to 8.07% for the three months ended September 30, 2001 from 8.39% for the same 2000 period.

         Net interest income for nine months ended September 30, 2001 increased $300,000 to $1.5 million from $1.2 million for the same 2000 period. Interest and dividend income increased $1.2 million to $4.1 million for the nine months ended September 30, 2001 from $2.9 million for the same 2000 period. As in the current three month period, increased interest and dividend income was influenced primarily by increases in interest earned on loans receivable of $998,000 and $193,000 on interest bearing deposits with other banks. The average yield on interest earning assets declined to 6.94% for the nine months ended September 30, 2001 from 7.54% for the same period ended 2000. For the nine month period ended September 30, 2001, the average yield on loans receivable, net was 8.16%, which remained relatively constant compared to the same 2000 period.

         Interest expense for the three months ended September 30, 2001 increased $359,000 to $1.0 million from $648,000 for the same 2000 period and was influenced primarily by an increase in interest expense on deposits of $366,000. However, average cost of fund for interest bearing liabilities decreased to 4.73% for the three months ended September 30, 2001 from 5.37% for the same period ended 2000.

         Interest expense for the nine months ended September 30, 2001 increased $885,000 to $2.7 million from $1.8 million for the same 2000 period and was influenced mainly by an increase in interest expense on deposits of $878,000. However, average cost of fund for interest bearing liabilities decreased to 4.96% for the nine months ended September 30, 2001 from 5.28% for the same period ended 2000.

         Total noninterest income increased $81,000 and $150,000, respectively for the current three and nine months ended September 30, 2001. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. For the three and nine months ended September 30, 2001, service fees on deposit accounts increased $43,000 and $92,000, respectively, and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three and nine months ended September 30, 2001, Nittany Asset Management contributed approximately $15,000 and $48,000, respectively in commission and management fees, an increase of $4,000 and $17,000, respectively over the same periods in 2000.

         Total noninterest expenses increased $141,000 and $387,000 for the three and nine months ended September 30, 2001 as compared to the same period ended 2000. The increase in total noninterest expenses for the current period was primarily related to operating a larger organization that resulted from the opening of an additional branch during the third quarter of 2000, as well as the related marketing efforts to increase visibility within Nittany Bank's market. On April 24, 2000, Nittany Bank entered into a lease agreement for a new branch office located in State College, which began operations on August 7, 2000. Salary and benefits costs increased in connection with the new branch office, as three full-time staff were hired. In addition, occupancy and equipment expenses increased as well due to the new branch operations. In March 2001, Nittany Bank purchased the building and property for the Nittany Financial Corp. Financial Center, which is expected to open in early 2002. During the past six months Nittany Bank has incurred additional amortization expenses, compensation expenses and other expenses for the new building. For the three and nine months ended September 30, 2001, Nittany Asset Management operations added approximately $14,000 and $46,000, respectively of other operating expense, an increase of $5,000 and $10,000, respectively, over the same periods in 2000.

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

         Management monitors both the Company's and Nittany Bank's total risk-based, tier I risk- based and tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2001, the Company and Nittany Bank's total risk-based, tier I risk-based and tier I leverage ratios were 14.80%, 13.85%, 7.00% and 14.68%, 13.73%,6.94%, respectively.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

               None

Item 2.    Changes in securities and use of proceeds

         (b)      Use of Proceeds from Registered Securities

                  (1) The effective date of the Form SB-2 was May 31, 2001, and the Commission file number was 333-60252.

                  (2)      The offering commenced on June 12, 2001.

                  (3)      Not applicable.

                  (4)      (i)      The offering terminated on October 24, 2001
                           (ii)     The name of the managing underwriter: None
                           (iii)    Common stock, par value $.10 per share was
                                      registered;
                           (iv)     Amount registered - 250,000 shares
                                      Aggregate price of offering amount
                                      registered - $2,375,000; Amount sold -
                                      $2,375,000 as of October 24, 2001;
                            (v)     Expenses of the offering which were direct
                                      or indirect payments to others;
                                    Expense paid to and for underwriters: None
                                    Other expenses - $97,126
                                    Total expenses - $97,126
                           (vi)     Net offering proceeds - $2,278,000;
                           (vii)    Direct or indirect payments to affiliates:
                                    Purchase outstanding stock of subsidiary
                                      bank - $994,000
                           (viii)   Not applicable

Item 3.    Defaults by the Company on its senior securities

               None

Item 4.    Submission of matters to a vote of security holders

               None

Item 5.    Other information

               None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

                  3(i)    Amended Articles of Incorporation of Nittany Financial
                            Corp. *
                  3(ii)   Bylaws of Nittany Financial Corp. *
                  4       Specimen Stock Certificate of Nittany Financial Corp.*
                  10.1    Employment Agreement between the Bank and
                            David Z. Richards *
                  10.2    Nittany Financial Corp. 1998 Stock Option Plan **
                  99.1    Independent Accountants Report

* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

** Incorporated by reference to the identically numbered exhibit to the December 31, 1999 Form 10-KSB filed with the SEC on March 28, 2000.

         (b)  Reports on Form 8-K.

         On October 2, 2001, an 8-K was filed to disclose that the Registrant would close the common stock offering on October 24, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                       Nittany Financial Corp.


Date: November 14, 2001                By: /s/David Z. Richards
                                           -------------------------------------
                                           David Z. Richards
                                           President and Chief Executive Officer