Form 10KSB
period 2001-12-31
NITTANY FINANCIAL CORP
filed 2002-04-01
CIK 1059189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2001
                                -----------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                 to             .
                                        ------------    ------------

Commission File No. 0-32623
                    -------

                             Nittany Financial Corp.
               --------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                      23-2925762
----------------------------------------------------------   -------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
 or Organization)                                            Identification No.)

116 East College Avenue, State College, Pennsylvania                  16801
--------------------------------------------------------------  ----------------
(Address of Principal Executive Offices)                           (Zip Code)

Issuer's Telephone Number, Including Area Code:                   (814) 234-7320
                                                                ----------------

Securities registered under to Section 12(b) of the Exchange Act        None
                                                                ----------------

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X    NO   .
    ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $6,324,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock on March 1, 2002, was $8.6 million.

     As of March 1, 2002, there were issued and outstanding 1,133,293 shares of the Registrant's Common Stock.

     Transition Small Business Disclosure Format (check one): YES     NO   X
                                                                  ---    -----

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2001. (Part II)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2001. (Part III)

                                     PART I

Forward-Looking Statements

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

Item 1 - Description of Business
--------------------------------

     Nittany Financial Corp. ("Nittany") is a holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At December 31, 2001, the business operations of Nittany included the following two operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise).

     o The Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices at 116 East College Avenue and 1276 North Atherton, State College, Pennsylvania. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive in State College, Pennsylvania. Additionally, on January 14, 2002, a fourth branch office was opened in the former Zimms Restaurant at 2541 East College Avenue in State College, Pennsylvania. This building serves as the administrative office of the Company as well as operates as a full service branch office of the Bank, and serves as an office of Nittany Asset Management, Inc. ("Nittany Asset Management").

     o Nittany Asset Management was formed in May 1999 primarily to offer various types of investment products and services. This subsidiary is headquartered at 116 East College Avenue, State College, Pennsylvania and began operations in November 1999.

     The Company's business is conducted principally through the Bank. The Company provides a full range of banking services with emphasis on residential real estate lending, consumer lending, commercial lending, and retail deposits. At December 31, 2001, the Company had consolidated assets of $124.7 million, loans receivable of $74.5 million, deposits of $98.5 million, and stockholders' equity of $9.0 million.

Competition

     The Company experiences substantial competition both in attracting and retaining deposits and in making loans. Its most direct competition is in the Company's market area of Centre County (which includes the borough of State College and the surrounding townships of College, Ferguson, Halfmoon,

Harris and Patton) which is a highly competitive market for financial services. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than the Company has and are able to offer certain services that the Company currently is not able to offer. In particular, Centre County, is served almost entirely by large, regional financial institutions, almost all of which are headquartered out of the area. These financial institutions include Mellon Bank, NA (Pittsburgh, PA), Sovereign Bank (Reading, PA), Northwest Savings Bank (Warren,
PA), PNC Bank (Pittsburgh, PA), First Commonwealth Bank (Indiana, PA), Omega Bank (State College, PA), M & T Bank (Buffalo, NY), Reliance Bank (Altoona, PA) and U.S. Bank (Johnstown, PA). The area also includes Corning Employees Credit Union, Penn State Federal Credit Union, SPE Federal Credit Union and State College Federal Credit Union. The Bank is the only FDIC-insured financial institution headquartered and operated solely in State College. The Company also competes for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and mortgage banking companies.

Lending Activities

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's portfolio by type of loan and in percentage of the respective portfolios at the dates indicated.

                                                   At December 31,
                                     ---------------------------------------
                                             2001                 2000
                                     ------------------   ------------------
                                      Amount    Percent    Amount    Percent
                                     --------   -------   ---------  -------
Type of Loans:                                (Dollars in Thousands)
--------------
Real Estate Loans:
  One- to- four family..............  $44,498    59.75%    $25,115    57.39%
  Commercial........................   15,463    20.77       9,249    21.13
  Construction......................    1,236     1.66       1,606     3.67
  Home equity.......................    4,763     6.40       3,078     7.03
Commercial..........................    5,971     8.02       2,799     6.39
Consumer ...........................    2,531     3.40       1,923     4.39
                                      -------   ------     -------   ------
     Total..........................   74,462   100.00%     43,770   100.00%
                                                ======               ======
Less:
Deferred loan (costs) fees, net.....       25                   10
Allowance for possible loan losses..      650                  344
                                      -------               -------
     Total loans, net...............  $73,787              $43,416
                                       ======               ======

Loan Maturity Tables

     The following table sets forth by scheduled repricing dates or the contractual maturity dates the Company's loan portfolio at December 31, 2001. The table does not include prepayments or scheduled principal repayments.



                                                Due after
                                    Due within  1 through  Due after
                                      1 year     5 years    5 years     Total
                                      -------    -------    -------     -----
                                                (In thousands)
Real Estate Loans:
  One- to- four family ...........   $   368     $   970    $43,160   $44,498
  Commercial .....................       702       1,244     13,517    15,463
  Construction ...................     1,236        --         --       1,236
  Home equity ....................       222       1,076      3,465     4,763
Commercial .......................     2,637       1,468      1,866     5,971
Consumer .........................       575       1,242        714     2,531
                                     -------     -------    -------   -------
Total amount due .................   $ 5,740     $ 6,000    $62,722   $74,462
                                     =======     =======    =======   =======

     The following table sets forth the dollar amount of all loans at December 31, 2001, due after December 31, 2002, which have fixed interest rates and floating or adjustable interest rates.



                                                  Floating or
                                Fixed Rates     Adjustable Rates        Total
                                -----------     ----------------        -----
                                                (In thousands)

One- to- four family.......      $16,551            $27,579            $44,130
Commercial real estate.....        2,084             12,677             14,761
Home equity................        3,139              1,402              4,541
Commercial.................        2,675                659              3,334
Consumer...................        1,671                285              1,956
                                  ------             ------             ------
         Total.............      $26,120            $42,602            $68,722
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

     Loan Commitments. Commitments to extend credit are arrangements to lend to the customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available personal and commercial lines of credit, undisbursed construction funding, and various loans approved but not yet funded. At December 31, 2001, loan commitments totalled $18.9 million.

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

     Non-Performing Assets. The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. For the year ended December 31, 2001, interest income that would have been recorded on loans accounted for on a nonaccrual basis was not material.

                                                                             At December 31,
                                                                        ----------------------
                                                                           2001        2000
                                                                        ----------  ----------
                                                                               (In Thousands)
Loans accounted for on a non-accrual basis - Consumer............          $  --       $  42
                                                                            ----        ----
Total non-accrual loans..........................................          $  --       $  42
                                                                            ----        ----
Accruing loans which are contractually past  due 90 days or more:
  One-to-four family.............................................          $ 210       $  --
  Commercial real estate.........................................             --          --
  Construction...................................................
  Home equity....................................................             --          --
  Commercial.....................................................             --          --
  Consumer.......................................................             --          --
                                                                            ----        ----
Total............................................................          $ 210       $  --
                                                                            ----        ----
Real estate owned................................................          $  --       $  --
                                                                            ----        ----
Total non-performing assets......................................          $ 210       $  42
                                                                            ====        ====
Total non-accrual and accrual loans to
   net loans.....................................................            .28%        .09%
                                                                             ===         ===
Total non-performing assets to total assets......................            .17%        .06%
                                                                             ===         ===

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

                                     At December 31, 2001
                                     --------------------
                                    (Dollars in thousands)
Special Mention..............               $1,697
Substandard..................                   --
Doubtful ....................                   --
Loss ........................                   --
                                             -----
                                            $1,697
                                             =====

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

     The Company monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. The allowance for loan losses is maintained at a level that represents management's best estimates of losses in the loan portfolio at the balance sheet date. However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future and that additional provisions for losses will not be required.

     The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated.

                                                              At December 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
                                                          (Dollars In Thousands)

Total loans outstanding ..............................    $ 74,462     $ 43,770
                                                           =======      =======
Average loans outstanding ............................    $ 54,324     $ 35,560
                                                           =======      =======

Allowance balance at beginning of period .............    $    344     $    187
Provision:
Real estate loans ....................................         273          126
Commercial ...........................................          35           11
Consumer .............................................          13           20
                                                           -------      -------
                                                               321          157
                                                           -------      -------
Charge-offs:
Real estate loans ....................................          --           --
Commercial ...........................................          --           --
Consumer .............................................         (15)          (3)
                                                           -------      -------
                                                               (15)          (3)
                                                           -------      -------
Recoveries:
Real estate loans ....................................          --           --
Commercial ...........................................          --           --
Consumer .............................................          --            3
                                                           -------      -------
                                                                --            3
                                                           -------      -------
Allowance balances at end of period ..................    $    650     $    344
                                                           =======      =======
Allowance for loan losses as a percent of total
loans outstanding ....................................         .87%         .79%
                                                          ========      =======
Net loans charged off as percent of average loans
outstanding ..........................................         .03%         .02%
                                                          ========      =======

     The following table illustrates the allocation of the allowance for loan losses for each category of loan for the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Company's use of the allowance to absorb losses in other loan categories.


                                                          At December 31,
                                       -------------------------------------------------
                                                2001                       2000
                                       ----------------------     ----------------------
                                                  Percent of                 Percent of
                                                   Loans in                  Loans in
                                                     Each                       Each
                                                  Category to                Category to
                                       Amount     Total Loans     Amount     Total Loans
                                       ------    ------------     ------     -----------

                                                    (Dollars In Thousands)
Type of Loans:
-------------
Real Estate Loans:
    One- to- four family .........      $298         59.75%        $133          57.39%
    Commercial ...................       138         20.77          106          21.13
    Construction .................        10          1.66           19           3.67
    Home equity ..................        36          6.40           23           7.03
Commercial .......................        66          8.02           28           6.39
Consumer .........................        23          3.40           34           4.39
Unallocated ......................        79            --           --             --
                                        ----        ------         ----         ------
           Total .................      $650        100.00%        $343         100.00%
                                        ====        ======         ====         ======

Investment Activities

     The Company is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

     Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2001, the Company had securities classified as "held to maturity" and "available for sale" in the amount of $27.8 million and $13.2 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2001, the Company's securities available for sale had net unrealized losses of $100,000. These net unrealized gains/losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the portfolio. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     At December 31, 2001, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) collateralized mortgage obligations, (vi) banker's acceptances, (vii) certificates of deposit, and
(viii) investment grade corporate bonds, commercial paper and mortgage derivative products. The Board of Directors may authorize additional investments.

     As a source of liquidity and to supplement the Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like the Company. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FreddieMac"), Government National Mortgage Association ("GinnieMae"), and Federal National Mortgage Association ("FannieMae").

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FreddieMac and GinnieMae make up a majority of the pass-through certificates market.

     The Company also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GinnieMae, FannieMae, FreddieMac, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage- backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

     Securities Portfolio. The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated:


                                                                   At
                                                                December 31,
                                                           ---------------------
                                                            2001          2000
                                                           -------       -------

                                                               (In Thousands)

Securities available for sale:
  U.S. government agency securities ................       $ 3,137       $ 5,727
  Corporate securities .............................         1,674         3,554
  Collateralized mortgage obligations ..............         2,792         3,967
  Mortgage-backed securities .......................         5,513         1,602
  Equity securities ................................            72            --
  FHLB stock .......................................           711           530
Securities held to maturity:
  U.S. government agency securities ................         4,777            --
 Collateralized mortgage obligations ...............         8,018            --
  Mortgage-backed securities .......................        15,001         4,537
                                                           -------       -------
Total investment securities ........................       $41,695       $19,917
                                                           =======       =======

     The following table sets forth information regarding the scheduled maturities, carrying values, estimated fair values, and weighted average yields for the Company's investment securities portfolio at December 31, 2001 by contractual maturity. The following table does not include equity securities nor takes into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                               As of December 31, 2001
                         -----------------------------------------------------------------------------------------------------------
                              Within            More than            More than                                 Total Investment
                             One Year        One to Five Years     Five to Ten Years   More than Ten Years        Securities
                       -------------------- ------------------- ---------------------- -------------------  ------------------------
                       Carrying   Average    Carrying   Average  Carrying  Average Carrying  Average   Carrying  Average   Market
                         Value     Yield       Value     Yield     Value    Yield    Value    Yield      Value    Yield     Value
                       ---------- --------- --------- --------- --------  -------- --------  --------  --------  --------  -------
                                                           (Dollars in thousands)
U.S.
  government
  agency
  securities..........  $   -         -%      $2,735    4.26%  $1,510       3.25%   $ 3,669    4.18%    $7,914     4.03%  $ 7,889
Corporate
  securities..........      -         -        1,034    5.16        -          -        640    5.07      1,674     5.13     1,674
Collateralized
  mortgage
  obligations.........      -         -            -       -      856       5.86      9,954    5.10     10,810     5.16    10,831
Mortgage-backed
     securities.......      -         -        2,794    5.89    5,031       6.18     12,689    5.31     20,514     5.60    20,512
FHLB stock............    711      4.50            -       -        -          -          -       -        711     6.75       711
                         ----      ----       ------    ----    -----       ----     ------    ----     ------     ----    ------
   Total investment
     securities.......  $ 711      4.50%      $6,563    5.10%  $7,397       5.54%   $26,952    5.07%   $41,623     5.19%  $41,617
                         ====      ====        =====    ====    =====       ====     ======    ====     ======     ====    ======


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

     The interest rates paid by the Company on deposits are set at the direction of senior management. Interest rates are determined based on the Company's liquidity requirements, interest rates paid by the Company's competitors, and the Company's growth goals and applicable regulatory restrictions and requirements. At December 31, 2001, the Company had no brokered deposits.

     The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.


                                            Certificates
               Maturity Period               of Deposits
               ---------------              ------------
                                            (In thousands)

               Within three months               $  451
               Three through six months           3,276
               Six through twelve months            901
               Over twelve months                 1,117
                                                 ------
                                                 $5,745
                                                 ======

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

                                                      At or For the Years Ended
                                                          December 31,
                                                      --------------------------
                                                          2001         2000
                                                          ------       ------
                                                        (Dollars in Thousands)

FHLB advances:
  Ending balance ..................................       $8,715       $2,000
  Average balance during the period ...............        4,764        6,780
  Maximum month-end balance during the period .....        8,715        8,500
  Average interest rate during the period .........         3.20%        6.54%
  Weighted average rate at period end .............         2.51%        6.63%


Return On Equity And Assets Ratios

                                                         At Or For The Years
                                                         Ended December 31,
                                                      ------------------------
                                                        2001              2000
                                                      -------           ------
Equity to Asset Ratio ......................           7.16%            10.13%
Return on Average Equity ...................           3.07              2.56
Return on Average Assets ...................            .25               .26
Dividend Payout Ratio ......................             --                --

Employees

     At December 31, 2001, the Company had 25 full-time equivalent employees. None of the employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

     As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

     Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At December 31, 2001, the Registrant's lending limit for loans to one borrower was approximately $1.2 million and had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2001, the Bank was in compliance with its regulatory capital requirements.

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

     In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2001, the Bank was classified as "well capitalized."

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

     Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2001, the Bank was in compliance with its QTL requirement.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At December 31, 2001, the Bank was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
--------------------------------

(a)  Property.

     The Registrant operates from its main office and three branch offices:

                                                          Year Leased or
            Locations          Leased or Owned               Acquired
            ---------          ---------------               --------

Main Office:
-----------

116 East College Avenue             Leased                      1998
State College, Pennsylvania

Branch Offices:
--------------

1276 North Atherton                 Leased                      1998
State College, Pennsylvania

129 Rolling Ridge Drive             Leased                      2000
State College, Pennsylvania

2541 East College Avenue            Owned                       2001
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

Item 3. Legal Proceedings
--------------------------

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

Item  4.  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

     No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year.

                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters
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

         The information in the following table indicates the high and low closing prices for the common stock, based upon information from "AOL Personal Finance". These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, do not reflect actual transactions, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers. On January 15, 2002 and January 1, 2001, Nittany issued a 10% stock dividend to stockholders of record as of December 31, 2001 and December 1, 2000, respectively. The stock dividends that were issued in 2002 and 2001 are not reflected in the following table.

                                             High                Low
                                            -----               -----
2001
----
Fourth Quarter....................         $10.50              $ 8.95
Third Quarter.....................          11.00                9.00
Second Quarter....................          10.25                9.12
First Quarter.....................          12.00                9.03

2000
----
Fourth Quarter....................          10.50                8.50
Third Quarter.....................          10.25                8.50
Second Quarter....................          10.25                9.02
First Quarter.....................          10.75                9.00

         Nittany currently has no intention of paying cash dividends in the foreseeable future. Nittany, instead, intends to consider the periodic issuance of stock dividends. Payment of cash dividends is conditioned on earnings, financial condition, cash needs, the discretion of the Board of Directors and compliance with regulatory requirements. Nittany's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect of such payment would cause its regulatory capital to be reduced below the regulatory requirements imposed by the OTS. The number of shareholders of record of common stock as of December 31, 2001, was approximately 700, which does not include the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Item  6.  Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

     The Registrant's financial statements listed under Item 13 are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.
----------------------

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
----------------------------------------

     The information required under this item is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
---------------------------------

     The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners
     (b)  Security Ownership of Management

          The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

     (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K
-------------------------------------------------

(a) Listed below are all financial statements and exhibits filed as part of this report.

     (1) The consolidated balance sheets of Nittany Financial Corp. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2001, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C. independent certified public accountants for the year ended December 31, 2001.

     (2)  Schedules omitted as they are not applicable.

     (3) (a) The following exhibits are included in this Report or incorporated herein by reference:

         3(i)    Amended Articles of Incorporation of Nittany Financial Corp. *
         3(ii)   Bylaws of Nittany Financial Corp. *
         4       Specimen Stock Certificate of Nittany Financial Corp. *
         10.1    Employment Agreement between the Company and David Z. Richards*
         10.2    Nittany Financial Corp. 1998 Stock Option Plan **
         13      Portions of 2001 Annual Report to Stockholders
         21      Subsidiaries of the Registrant (See "Item 1- Business")


* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

** Incorporated by reference to the identically numbered exhibit to the December 31, 1999 Form 10-KSB filed with the SEC on March 28, 2000.

         (b) A report on Form 8-K was filed on December 31, 2001 to announce a 10% stock dividend that was issued on January 15, 2002 to stockholders of record on December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 1, 2002.

                                 NITTANY FINANCIAL CORP.



                             By: /s/David Z. Richards, Jr.
                                 -----------------------------------------------
                                 David Z. Richards, Jr.
                                 President, Chief Executive Officer and Director (Duly Authorized Representative )


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 1, 2002.


/s/Samuel J. Malizia                         /s/David Z. Richards, Jr.
--------------------------------------       -----------------------------------
Samuel J. Malizia                            David Z. Richards, Jr.
Chairman of the Board of Directors           President, Chief Executive Officer
                                             and Director
                                             (Principal Accounting Officer)

/s/Donald J. Musso                           /s/William A. Jaffe
--------------------------------------       -----------------------------------
Donald J. Musso                              William A. Jaffe
Director                                     Director and Secretary


/s/D. Michael Taylor                         /s/J. Garry McShea
--------------------------------------       -----------------------------------
D. Michael Taylor                            J. Garry McShea
Director                                     Director

/s/David K. Goodman, Jr.
--------------------------------------
David K. Goodman, Jr.
Director