Form 10QSB
period 2002-03-31
NITTANY FINANCIAL CORP
filed 2002-05-14
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB


 X   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
---                                     OF 1934

                  For the quarterly period ended March 31, 2002

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 ---

                 For the transition period from ______ to ______

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


            2541 E. College Avenue, State College, Pennsylvania 16801
                    (Address of principal executive offices)


                                (814) 272 - 2265
              (Registrant's telephone number, including area code)


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

                  Class: Common Stock, par value $.10 per share
                     Outstanding at May 10, 2002: 1,133,293

                             NITTANY FINANCIAL CORP.

                                      INDEX


                                                                      Page
                                                                     Number
                                                                     ------


PART I  -  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited) as of                3
                March 31, 2002 and December 31, 2001

            Consolidated Statement of Income (Unaudited)
                for the Three Months ended March 31, 2002 and 2001      4

            Consolidated Statement of Changes in Stockholders'
                Equity (Unaudited)                                      5

            Consolidated Statement of Cash Flows (Unaudited)
                for the Three Months ended March 31, 2002 and 2001      6

            Notes to Unaudited Consolidated Financial Statements        7

   Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations         8 - 11

PART II  -  OTHER INFORMATION

      Item 1.  Legal Proceedings                                       12

      Item 2.  Changes in Securities                                   12

      Item 3.  Default Upon Senior Securities                          12

      Item 4.  Submissions of Matters to a Vote of Security Holders    12

      Item 5.  Other Information                                       12

      Item 6.  Exhibits and Reports on Form 8 - K                      12

SIGNATURES                                                             13

                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                            March 31,       December 31,
                                                              2002              2001
                                                         -------------      -----------

ASSETS
Cash and due from banks                                   $    578,788      $    359,187
Interest-bearing deposits with other banks                  13,428,698         5,753,971
Investment securities available for sale                    12,242,221        13,188,065
Investment securities held to maturity  (market
    value of $24,363,407 and $27,789,824)                   24,403,351        27,796,205
Loans receivable (net of allowance for loan losses
    of $798,622 and $649,565)                               86,032,273        73,787,410
Premises and equipment                                       1,857,224         1,344,262
Federal Home Loan Bank stock                                   709,900           710,700
Intangible assets                                              787,247           799,217
Accrued interest and other assets                            1,048,925         1,043,117
                                                          ------------      ------------
     TOTAL ASSETS                                         $141,088,627      $124,782,134
                                                          ============      ============

LIABILITIES
Deposits:
   Noninterest-bearing demand                                4,947,447      $  4,094,714
   Interest-bearing demand                                  14,275,780        14,802,415
   Money market                                             16,363,621        13,827,084
   Savings                                                  58,652,921        46,864,234
   Time                                                     20,292,391        18,932,789
                                                          ------------      ------------
     Total deposits                                        114,532,160        98,521,236
Short-term borrowings                                        8,880,261         8,714,554
FHLB advances                                                7,765,391         7,813,775
Accrued interest payable and other liabilities                 815,524           770,753
                                                          ------------      ------------
     TOTAL LIABILITIES                                     131,993,336       115,820,318
                                                          ------------      ------------

STOCKHOLDER'S EQUITY
Serial perferred stock, no par value; 5,000,000 shares
    authorized, none issued
Common stock, $.10 par value, 10,000,000 shares
    authorized; 1,133,293 issued and outstanding               113,329           113,329
Additional paid-in capital                                  11,069,804        11,069,804
Retained deficit                                            (1,979,677)       (2,155,207)
Accumulated other comprehensive loss                          (108,165)          (66,110)
                                                          ------------      ------------
     TOTAL STOCKHOLDERS' EQUITY                              9,095,291         8,961,816
                                                          ------------      ------------
     TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                             $141,088,627      $124,782,134
                                                          ============      ============


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                  Three Months Ended March 31,
                                                     2002              2001
                                                  -----------      -----------

INTEREST AND DIVIDEND INCOME
Loans, including fees                             $1,449,268       $  922,688
Investment securities                                 21,491          296,032
Interest-bearing deposits with other banks           454,488           48,966
                                                  ----------       ----------
      Total interest and dividend income           1,925,247        1,267,686
                                                  ----------       ----------

INTEREST EXPENSE
Deposits                                             834,931          645,402
Short-term borrowings                                 52,071                -
Other borrowings                                     111,388          141,902
                                                  ----------       ----------
      Total interest expense                         998,390          787,304
                                                  ----------       ----------

NET INTEREST INCOME                                  926,857          480,382

Provision for loan losses                            150,000           40,500
                                                  ----------       ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                         776,857          439,882
                                                  ----------       ----------

NONINTEREST INCOME
Service fees on deposit accounts                      96,794           69,623
Investment security gain                               7,630                -
Other income                                          22,703           19,455
                                                  ----------       ----------
      Total noninterest income                       127,127           89,078
                                                  ----------       ----------

NONINTEREST EXPENSE
Compensation and employee benefits                   330,457          221,905
Occupancy and equipment                              117,046           85,400
Other                                                250,951          184,368
                                                  ----------       ----------
      Total noninterest expense                      698,454          491,673
                                                  ----------       ----------

Income before income taxes                           205,530           37,287
Income taxes                                          30,000                -
                                                  ----------       ----------

NET INCOME                                        $  175,530       $   37,287
                                                  ==========       ==========

EARNINGS PER SHARE:
      Basic                                            $0.15            $0.05
      Diuluted                                         $0.15            $0.05

WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic                                        1,133,293          780,312
      Diuluted                                     1,175,293          787,101


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                             Accumulated
                                                                                Other
                                                 Additional                    Compre-        Total        Compre-
                                      Common       Paid-in       Retained      hensive     Stockholders'    hensive
                                       Stock       Capital        Deficit        Loss         Equity       Income
                                     ----------  -----------   ------------  -----------   -------------   ---------

Balance, December 31, 2001            $113,329   $11,069,804   $(2,155,207)   $ (66,110)     $8,961,816

Net income                                                         175,530                      175,530     $175,530
Other comprehensive income:
  Unrealized loss on available for
    sale securities, net of tax
    benefit of $21,665                                                          (42,055)        (42,055)     (42,055)
                                                                                                            --------
Comprehensive income                                                                                        $133,475
                                       --------   -----------  -----------     --------      ----------     ========

Balance, March 31, 2002                $113,329   $11,069,804  $(1,979,677)   $(108,165)     $9,095,291
                                       ========   ===========  ===========     ========      ==========


                                                                                                 2002
                                                                                             ----------

  Components of other comprehensive loss:
    Change in net unrealized loss on investment securities available for sale               $   (37,019)
    Realized gains included in net income, net of taxes of $2,594                                (5,036)
                                                                                            -----------
  Total                                                                                     $   (42,055)
                                                                                            ===========




See accompanying notes to the unaudited consolidated financial statements.

                            NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                           Three Months Ended March 31,
                                                                                2002          2001
                                                                           ------------   -------------

OPERATING ACTIVITIES
      Net income                                                           $   175,530     $    37,287
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for loan losses                                            150,000          40,500
          Depreciation, amortization, and accretion, net                       130,830          49,979
          Investment security gain                                              (7,630)              -
          Increase (decrease) in accrued interest receivable                   (14,913)         89,858
          Increase in accrued interest payable                                  81,909         112,115
          Other, net                                                           (28,033)         61,735
                                                                           -----------     -----------
          Net cash provided by operating activities                            487,693         391,474
                                                                           -----------     -----------

INVESTING ACTIVITIES
      Investment securities available for sale:
          Proceeds from sale                                                    37,630               -
          Proceeds from principal repayments and maturities                    848,267       3,041,364
      Investment securities held to maturity:
          Proceeds from principal repayments and maturities                  3,353,182         687,468
      Net increase in loans receivable                                     (12,399,865)     (2,970,610)
      Redemption of FHLB stock                                                     800               -
      Purchase of premises and equipment                                      (561,626)       (784,496)
                                                                           -----------     -----------
          Net cash used for investing activities                            (8,721,612)        (26,274)
                                                                           -----------     -----------

FINANCING ACTIVITIES
      Net increase (decrease) in deposits                                   16,010,924        (205,269)
      Net increase in short-term borrowings                                    165,707       2,611,110
      Repayment of other borrowings                                            (48,384)       (663,581)
                                                                           -----------     -----------
          Net cash provided by financing activities                         16,128,247       1,742,260
                                                                           -----------     -----------

          Increase in cash and cash equivalents                              7,894,328       2,107,460

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             6,113,158       4,233,404
                                                                           -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $14,007,486     $ 6,340,864
                                                                           ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
          Interest on deposits and borrowings                              $   916,481     $   675,189
          Income taxes                                                          75,000               -



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2002 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended March 31, 2002 and 2001, the diluted number of shares outstanding from employee stock options was 42,000 and 6,789, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2002, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 2001, comprehensive income totaled $138,376.

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

COMPARISON OF FINANCIAL CONDITION

Total assets increased $16,307,000 to $141,089,000 at March 31, 2002 from $124,782,000 at December 31, 2001. Strong growth in residential and commercial real estate loans resulted in an increase in net loans receivable of $12,245,000 which were primarily funded through increased balances in the savings deposit products of $11,835,000 for the quarter.

Cash and cash equivalents increased $7,895,000 at March 31, 2002 as compared to December 31, 2001. This increase resulted from growth in deposits which exceeded loan demand during the quarter. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios which mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment securities available for sale decreased to $12,242,000 at March 31, 2002 from $13,188,000 at December 31, 2001 and investment securities held to maturity decreased to $24,403,000 at March 31, 2002 from $27,796,000 at December 31, 2001. The decreases in the investment securities portfolios resulted primarily from $4,201,000 of proceeds received from principal repayments and maturities. Management elected not to reinvest these funds into similar securities at this time as higher yielding opportunities are being evaluated in response to an increased loan demand.

Net loans receivable increased to $86,032,000 at March 31, 2002 from $73,787,000 at December 31, 2001. The increase in net loans receivable resulted from the economic health of the Company's market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. At March 31, 2002, commercial real estate grew to $16,256,000 from $13,097,000 at December 31, 2001 and 1 to 4 family residential mortgage balances grew by $6,797,000 to $51,478,000 from $44,681,000 at December 31, 2001. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. As of March 31, 2002, the Company had additional commitments to fund loan demand of $3.2 million of which approximately $2.5 million relates to residential and commercial real estate.

At March 31, 2002, the Company's allowance for loan losses increased $149,000 to $799,000 from $650,000 at December 31, 2001. This increase was primarily due to the growth of residential and commercial real estate loans. The increased allowance resulted from a loan loss provision of $150,000 and charge-offs of $1,000 during the period.

The additions to the allowance for loan losses are based upon a careful analysis by management of loan data. As the Company lacks substantial historical experience, management must base its determination upon such factors as the Company's volume and the type of loans that it originates, the amount and trends relating to its delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in its portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio at March 31, 2002, there can be no assurance that additional losses will not be required in future periods.

Premises and equipment increased $513,000 to $1,857,000 as of March 31, 2002 from $1,344,000 at December 31, 2001. The major portion of the increase resulted from the Company's purchased and renovation of a commercial building at 2541 East College Avenue in State College. This property opened as a fourth branch office and administrative center on January 14, 2002.

Total deposits increased by $16,011,000 to $114,532,000 at March 31, 2002 as compared to $98,521,000 at December 31, 2001. Of such increase, the nittany savings deposit account contributed approximately $11.1 million to the amount. The nittany savings deposit is a competitive deposit account with a tiered annual interest rate of 3.25 % for balances over $2,500 for the the current period. Due to the continued decreases of short term interest rates over the past year by the Federal Reserve, the nittany savings deposit has helped to increase our deposit base.

Stockholder's equity increased to $9,095,000 at March 31, 2002 as a result of net income of $176,000 offset by an increase of $42,000 in net unrealized loss on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive loss could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions

RESULTS OF OPERATIONS

Net income of $176,000 for the period ended March 31, 2002 increased by $139,000 as compared to the same period ended 2001 as increases in net interest income and noninterest income of $447,000 and $38,000, respectively, were offset by increases in noninterest expense. Basic and diluted earnings per share increased to $.15 per share for the three month period ended March 31, 2002 compared to $.05 per share for the three month period ended March 31, 2001.

Net interest income for the three months ended March 31, 2002 was $927,000 as compared to $480,000 for the same period ended 2001. Interest income increased $657,000 for 2002 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $526,000. Interest income was primarily driven by an increase of $58.0 million in average balances of interest-earning assets that primarily resulted from a $35.2 million increase in the average balance of loans receivable. The yield on interest earning assets decreased to 6.09% for the three months ended March 31, 2002 from 7.41% for the same period ended 2001 as interest rates continued to drop for the quarter. Although there were significant increases in residential and commercial real estate lending, the yield on the loans receivable decreased 101 basis points in 2002 as compared to 2001.

Interest expense increased $211,000 for 2002 as compared to the prior year period and was influenced mainly by an increase in interest expense on deposits of $190,000. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $48.8 million. The average balances of savings deposit accounts increased $45.0 million as a result of marketing efforts and competitive rates of the Nittany Savings product. The cost of funds decreased to 3.52% for the three month period ended March 31, 2002 from 5.21% for the same period ended 2001 as a result of a general reduction in interest rate levels.

Total noninterest income for the three months ended March 31, 2002 increased $38,000 as compared to the same period ended 2001. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. Service fees on deposit accounts increased $27,000 and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three-months ended March 31, 2002, Nittany Asset Management contributed $21,000 in commission and management fees, an increase of $7,000 over 2001.

Total noninterest expenses increased $207,000 for the three months ended March 31, 2002 as compared to the same period ended 2001. The increase in total noninterest expenses for the current period was primarily related to the larger organization that resulted from the opening of an additional branch and administrative center during the first quarter, as well as the related marketing efforts to increase visibility within the Company's market. On January 14, 2002, the Company opened a new branch office and administrative center on East College Avenue in State College. Salary and benefits costs increased in connection with the staffing of this new branch office, as well as, annual merit increases given to current staff. Occupancy and equipment expenses also increased due to the opening of the new office. Additionally, for the three-months ended March 31, 2002, Nittany Asset Management operations contributed approximately $11,000 of other operating expense, a decrease of $6,000 over 2001.

Income tax expense of $30,000 was recognized in the first quarter of 2002 in anticipation that all operating loss carryforwards will be utilized during the year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits with other banks and, funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions, and competition. We use our liquid resources principally to fund loan commitments, maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.

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

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and tangible capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2002, both the Company and the Bank exceeded the minimum risk-based and tangible capital ratio requirements. The Company's and the Bank's risk-based, Tier I risk-based, and tangible capital ratios are 12.8%, 11.6%, 6.0% and 12.4%, 11.3%, 5.8%, respectively, at March 31, 2002.

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


                                       Nittany Financial Corp.



Date:  May 14, 2002                    By: /s/David Z. Richards
                                           -------------------------------------
                                           David Z. Richards
                                           President and Chief Executive Officer