Form 10QSB
period 2002-06-30
NITTANY FINANCIAL CORP
filed 2002-08-14
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

 X    QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
---                                     OF 1934

                  For the quarterly period ended June 30, 2002

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
                 For the transition period from ______ to ______


                         Commission File Number 0-32623
                         ------------------------------

                             Nittany Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                  23-2925762
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


            2541 E. College Avenue, State College, Pennsylvania 16801
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                (814) 272 - 2265
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at August 9, 2002: 1,133,293

                             NITTANY FINANCIAL CORP.

                                      INDEX



                                                                          Page
                                                                         Number
                                                                        --------


PART I  -  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheet (Unaudited) as of                   3
                   June 30, 2002 and December 31, 2001

               Consolidated Statement of Income (Unaudited)
                   for the Six Months ended June 30, 2002 and 2001            4

               Consolidated Statement of Income (Unaudited)
                   for the Three Months ended June 30, 2002 and 2001          4

               Consolidated Statement of Changes in Stockholders'
                    Equity (Unaudited)                                        5

               Consolidated Statement of Cash Flows (Unaudited)
                   for the Six Months ended June 30, 2002 and 2001            6

               Notes to Unaudited Consolidated Financial Statements       7 - 9

      Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          9 -14

PART II  -  OTHER INFORMATION

      Item 1.   Legal Proceedings                                            15

      Item 2.   Changes in Securities                                        15

      Item 3.   Default Upon Senior Securities                               15

      Item 4.   Submissions of Matters to a Vote of Security Holders         15

      Item 5.   Other Information                                            15

      Item 6.   Exhibits and Reports on Form 8 - K                      15 - 16

SIGNATURES                                                                   17

                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                            June 30,       December 31,
                                                                              2002             2001
                                                                        -------------     -------------

ASSETS
     Cash and due from banks                                             $    495,214     $    359,187
     Interest-bearing deposits with other banks                             9,845,312        5,753,971
     Investment securities available for sale                              10,782,982       13,188,065
     Investment securities held to maturity (estimated
       market value of $33,454,203 and $27,789,824)                        33,242,200       27,796,205
     Loans receivable (net of allowance for loan losses
       of $916,649 and $649,565)                                           96,003,609       73,787,410
     Premises and equipment                                                 1,924,051        1,344,262
     Federal Home Loan Bank stock                                             715,100          710,700
     Intangible assets                                                        775,407          799,217
     Accrued interest and other assets                                      1,124,557        1,043,117
                                                                         ------------     ------------

             TOTAL ASSETS                                                $154,908,432     $124,782,134
                                                                         ============     ============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                      $  5,528,222    $   4,094,714
         Interest-bearing demand                                           17,189,657       14,802,415
         Money market                                                      16,978,899       13,827,084
         Savings                                                           70,003,439       46,864,234
         Time                                                              17,665,862       18,932,789
                                                                         ------------     ------------
            Total deposits                                                127,366,079       98,521,236

     Short-term borrowings                                                  8,743,826        8,714,554
     Other borrowings                                                       8,716,249        7,813,775
     Accrued interest payable and other liabilities                           776,016          770,753
                                                                         ------------     ------------

             TOTAL LIABILITIES                                            145,602,170      115,820,318
                                                                         ------------     ------------

STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                                      -                -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,133,293 issued and outstanding                           113,329          113,329
     Additional paid-in capital                                            11,069,804       11,069,804
     Retained deficit                                                      (1,805,696)      (2,155,207)
     Accumulated other comprehensive loss                                     (71,175)         (66,110)
                                                                         ------------     ------------

             TOTAL STOCKHOLDERS' EQUITY                                     9,306,262        8,961,816
                                                                         ------------     ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $154,908,432     $124,782,134
                                                                         ============     ============

        See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                     Six months ended June 30,  Three months ended June 30,
                                                     -------------------------  --------------------------
                                                          2002        2001          2002          2001
                                                     ------------  -----------  ------------   -----------

INTEREST AND DIVIDEND INCOME
     Loans, including fees                            $ 3,088,854  $ 1,930,343  $ 1,639,586   $ 1,007,655
     Interest-bearing deposits with other banks            64,563      521,253       43,072       225,221
     Investment securities                                902,983      146,471      448,495        97,505
                                                      -----------  -----------  -----------   -----------
             Total interest and dividend income         4,056,400    2,598,067    2,131,153     1,330,381
                                                      -----------  -----------  -----------   -----------

INTEREST EXPENSE
     Deposits                                           1,780,875    1,362,247      945,944       716,845
     Short-term borrowings                                100,293       35,803       48,222        20,564
     Other borrowings                                     230,059      247,573      118,671       120,910
                                                      -----------  -----------  -----------   -----------
             Total interest expense                     2,111,227    1,645,623    1,112,837       858,319
                                                      -----------  -----------  -----------   -----------

NET INTEREST INCOME                                     1,945,173      952,444    1,018,316       472,062

Provision for loan losses                                 268,000       90,000      118,000        49,500
                                                      -----------  -----------  -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                          1,677,173      862,444      900,316       422,562
                                                      -----------  -----------  -----------   -----------

NONINTEREST INCOME
     Service fees on deposit accounts                     213,319      153,915      116,525        84,292
     Investment security gain                               7,630            -            -             -
     Other                                                 57,078       41,485       34,375        22,030
                                                      -----------  -----------  -----------   -----------
             Total noninterest income                     278,027      195,400      150,900       106,322
                                                      -----------  -----------  -----------   -----------

NONINTEREST EXPENSE
     Compensation and employee benefits                   730,228      468,420      399,771       246,515
     Occupancy and equipment                              248,988      166,392      131,942        80,992
     Other                                                524,473      371,885      273,522       187,517
                                                      -----------  -----------  -----------   -----------
             Total noninterest expense                  1,503,689    1,006,697      805,235       515,024
                                                      -----------  -----------  -----------   -----------

Income before income taxes                                451,511       51,147      245,981        13,860
Income taxes                                              102,000            -       72,000             -
                                                      -----------  -----------  -----------   -----------

NET INCOME                                            $   349,511  $    51,147  $   173,981   $    13,860
                                                      ===========  ===========  ===========   ===========

EARNINGS PER SHARE
     Basic                                            $      0.31  $      0.07  $      0.15   $      0.02
     Diluted                                                 0.29         0.06         0.14          0.02


        See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                         Accumulated
                                                              Additional                   Other          Total
                                                     Common     Paid-in     Retained    Comprehensive  Stockholders'  Comprehensive
                                                     Stock      Capital       Deficit       Loss          Equity          Income
                                                   ---------  -----------  -----------  -------------  -------------  -------------

Balance, December 31, 2001                         $ 113,329  $11,069,804  $(2,155,207)   $ (66,110)    $ 8,961,816

Net income                                                                     349,511                      349,511     $ 349,511
Other comprehensive income:
    Unrealized loss on available for sale
     securities, net of tax benefit of $2,609                                                (5,065)        (5,065)        (5,065)
                                                                                                                        ---------
Comprehensive income                                                                                                    $ 344,446
                                                                                                                        =========

                                                    --------  -----------  -----------    ---------     -----------
Balance, June 30, 2002                             $ 113,329  $11,069,804  $(1,805,696)   $ (71,175)    $ 9,306,262
                                                    ========  ===========  ===========    =========     ===========



                                                                                             2002
                                                                                          ---------
Components of other comprehensive loss:
    Change in net unrealized loss on investment securities available for sale             $     (29)
    Realized gains included in net income, net of taxes of $2,594                            (5,036)
                                                                                          ---------

Total                                                                                     $  (5,065)
                                                                                          =========


        See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                Six Months Ended June 30,
                                                                               --------------------------
                                                                                   2002          2001
                                                                               ------------- ------------

OPERATING ACTIVITIES
     Net income                                                                $    349,511  $     51,147
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                                  268,000        90,000
         Depreciation, amortization, and accretion, net                             206,558        98,421
         Investment security gain                                                    (7,630)            -
         Decrease (increase) in accrued interest receivable                        (137,411)       68,885
         Increase (decrease) in accrued interest payable                            (59,720)      (89,158)
         Other, net                                                                 123,563       133,137
                                                                               ------------  ------------
         Net cash provided by operating activities                                  742,871       352,432
                                                                               ------------  ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Proceeds from sale                                                          37,630             -
         Proceeds from principal repayments and maturities                        2,324,347     4,351,291
     Investment securities held to maturity:
         Purchases                                                              (10,737,445)   (4,563,109)
         Proceeds from principal repayments and maturities                        5,251,778     1,297,921
     Net increase in loans receivable                                           (22,482,045)   (8,616,466)
     Purchase of FHLB stock                                                          (4,400)            -
     Purchase of premises and equipment                                            (681,957)     (820,852)
                                                                               ------------  ------------
         Net cash used for investing activities                                 (26,292,092)   (8,351,215)
                                                                               ------------  ------------

FINANCING ACTIVITIES
     Net increase in deposits                                                    28,844,843    15,743,587
     Net increase in short-term borrowings                                           29,272       919,672
     Proceeds from other borrowings                                               2,000,000     1,075,000
     Repayment of other borrowings                                               (1,097,526)     (691,671)
     Net proceeds from sale of common stock                                               -       173,999
                                                                               ------------  ------------
         Net cash provided by financing activities                               29,776,589    17,220,587
                                                                               ------------  ------------

         Increase in cash and cash equivalents                                    4,227,368     9,221,804

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  6,113,158     4,233,404
                                                                               ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 10,340,526  $ 13,455,208
                                                                               ============  ============

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
         Interest on deposits and borrowings                                   $  3,004,271  $  1,734,781
         Income taxes                                                               119,000           650



        See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Nittany Financial Corp. (the "Company") includes its wholly-owned subsidiaries, Nittany Bank (the "Bank") and Nittany Asset Management, Inc. All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2002 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the six-months ended June 30, 2002 and 2001, the diluted number of shares outstanding from employee stock options was 58,602 and 6,874, respectively. For the three months ended June 30, 2002 and 2001, the diluted number of shares outstanding from employee stock options was 73,797 and 6,584, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2002, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended June 30, 2002, comprehensive income totaled $210,971. For the three and six-months ended June 30, 2001, comprehensive income totaled $23,119 and $161,495.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. FAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. The adoption of FAS No. 141 did not have a material effect on the Company's financial position or results of operations.

On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. The adoption of FAS No. 142 did not have a material effect on the Company's financial position or results of operations. However, the Company continues to amortize intangible assets of $775.4 million that meet the requirements of FAS No. 72.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company `s financial statements.

On January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of FAS No. 144 did not have a material effect on the Company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Overview

     Our business is conducted principally through Nittany Bank. Nittany Bank provides a full range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At June 30, 2002, we had consolidated assets of $155 million, loans receivable (net of reserve) of $96 million, deposits of $127 million, and stockholders' equity of $9 million. Net income for the three months ended June 30, 2002 increased $160,000 to $174,000 from $14,000 for the same 2001 period.
Net income for the six months ended June 30, 2002 increased $299,000 to $350,000 from $51,000 for the same 2001 period.

     On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the Act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and may require additional measures to be taken by our outside auditors, officers and directors. The loss of investor confidence in the stock market and the new laws and regulations will increase our non-interest expenses and could adversely affect the prices of publicly-traded stocks, such as us.

Comparison of Financial Condition

     Asset growth for the period continued to remain strong. Total assets increased $30,126,000 to $154,908,000 at June 30, 2002 from $124,782,000 at
December 31, 2001. Additionally, the growth in assets for the quarter ended June 30, 2002 represented an increase of $13,819,000 from March 31, 2002.

     Cash and cash equivalents increased $4,227,000 to $10,340,000 at June 30, 2002 as compared to $6,113,000 December 31, 2001. For the quarter ended June 30, 2002, cash and cash equivalents decreased by $3,667,000 from March 31, 2002. The changes in cash and cash equivalents resulted from temporary fluctuations with interest-bearing deposits with other banks due to the timing of customer activity and investments purchased.

     Investment securities available for sale decreased $2,405,000 to $10,783,000 at June 30, 2002 as compared to $13,188,000 at December 31, 2001.
Additionally, investment securities held to maturity increased $5,446,000 to $33,242,000 at June 30, 2002 from $27,796,000 at December 31, 2001. During the current period, we purchased $10,737,000 of held to maturity securities which were partially funded by $7,576,000 of proceeds received from principal repayments and maturities of held to maturity and available for sale securities. For the quarter ended June 30, 2002, investment securities available for sale decreased $1,459,000 as compared to March 31, 2002. Additionally, investment securities held to maturity at June 30, 2002 increased $8,839,000 as compared to March 31, 2002.

     Loans receivable, net of allowance for loan losses, increased $22,217,000 to $96,004,000 at June 30, 2002 from $73,787,000 at December 31, 2001. For the quarter ended June 30, 2002, loans receivable, net increased $9,972,000 from March 31, 2002. Of such increase in loans receivable, net for the quarter ended June 30, 2002, residential loans increased approximately $8,034,000. At June 30, 2002, commercial real estate loans increased $4,410,000 and 1 to 4 family residential loans increased $14,591,000. The increase in loans receivable resulted from the economic health of our market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. As of June 30, 2002, we had additional commitments to fund loan demand of $18,808,000 of which approximately $5,417,000 relates to commercial and commercial real estate.

     The allowance for loans is increased by provisions for loan losses, which is charged against earnings, and is reduced by charge-offs and increased by recoveries. At June 30, 2002, our allowance for loan losses increased $267,000 to $917,000 from $650,000 at December 31, 2001. This increase was primarily due to the growth of residential and commercial real estate loans. The increased allowance resulted from a loan loss provision for the six months ended June 30, 2002 of $268,000, offset by loan chargeoffs of $1,000. For the quarter ended June 30, 2002, we added $118,000 to the allowance.

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

     Total deposits increased $28,845,000 to $127,366,000 at June 30, 2002 from $98,521,000 at December 31, 2001. At June 30, 2002, the nittany savings deposit account added to our deposit base approximately $23,100,000. For the quarter ended June 30, 2002, interest bearing demand deposits increased $2,914,000 and nittany savings deposits increased $11,268,000 from March 31, 2002. The nittany savings deposit product is a competitive deposit account with a tiered annual interest rate of 3.25% for balances over $2,500 for the current period. Due to the continued decreases of short term interest rates over the past year, the nittany savings deposit has helped to increase our deposit base.

     Stockholder's equity increased $344,000 to $9,306,000 at June 30, 2002 from $8,962,000 at December 31, 2001, as a result of net income of $350,000 and a decline in accumulative other comprehensive loss of $6,000. Accumulated other comprehensive loss decreased as a result of changes in the net unrealized loss on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive loss could materially fluctuate from period to period depending on economic and interest rate conditions.

Results of Operations

     Net income for the three months ended June 30, 2002 increased $160,000 to $174,000 from $14,000 for the same 2001 period. Net income for the six months ended June 30, 2002 increased $299,000 to $350,000 from $51,000 for the same 2001 period. During both time periods, increases in net interest income were offset by increases in noninterest expense. Basic and diluted earnings per share increased to $.31 and $.29 per share for the six months ended June 30, 2002 as compared to $.07 and $.06 for the same period of year 2001.

     Net interest income for the three months ended June 30, 2002 increased $546,000 to $1,018,000 as compared to $472,000 for the same 2001 period.
Interest and dividend income increased $801,000 to $2,131,000 for the three months ended June 30, 2002 from $1,330,000 for the same 2001 year period. Increased interest and dividend income for the current three months ended June 30, 2002 was influenced primarily by increases in interest earned on loans receivable of $632,000. The average yield on interest earning assets decreased to 6.02% for the three-months ended June 30, 2002 from 7.03% for the same period ended 2001. The average yield on loans receivable decreased for the three months ended June 30, 2002 by 99 basis points as compared to the same 2001 period.

     Net interest income for six months ended June 30, 2002 increased $993,000 to $1,945,000 from $952,000 for the same 2001 period. Interest and dividend income increased $1,458,000 to $4,056,000 for the six months ended June 30, 2002 from $2,598,000 for the same 2001 period. The increased interest and dividend income was primarily a result of increases in interest earned on loans receivable of $1,159,000. The average yield on interest earning assets declined to 6.05% for the six months ended June 30, 2002 from 7.20% for the same period ended 2001. The significant increase in residential real estate lending was partially offset but the reduction in yield on loans receivable of 100 basis points in 2002 as compared to 2001.

     Interest expense for the three months ended June 30, 2002 increased $255,000 to $1,113,000 from $858,000 for the same 2001 period and was influenced primarily by an increase in average balance of interest bearing deposits of $56 million. However, average cost of fund for interest bearing liabilities decreased 163 basis points to 3.42% from 5.05% for the three months ended June 30, 2002 as compared to the same 2001 period. Additionally, average cost of funds for deposits decreased 162 basis points for the current three month period as compared to the same 2001 period.

     Interest expense for the six months ended June 30, 2002 increased $465,000 to $2,111,000 from $1,646,000 for the same 2001 period and was influenced mainly by an increase in interest expense on deposits of $418,000. However, average cost of fund for interest bearing liabilities decreased 170 basis points to 3.43% for the six months ended June 30, 2002 from 5.13% for the same period ended 2001. Additionally, average cost of funds for deposits decreased 168 basis points for the current six -month period as compared to the same 2001 period.

     Total noninterest income increased $45,000 and $83,000, respectively for the current three and six months ended June 30, 2002. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. For the three and six months ended June 30, 2002, service fees on deposit accounts increased $32,000 and $60,000 , respectively, and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three and six months ended June 30, 2002, Nittany Asset Management contributed approximately $29,000 and $50,000, respectively in commission and management fees, an increase of $10,000 and $17,000, respectively over the same periods in 2001.

     Total noninterest expenses increased $290,000 and $497,000 for the three and six months ended June 30, 2002 as compared to the same periods ended 2001. The increase in total noninterest expenses for both periods was primarily related to operating a larger organization that resulted from the opening of an additional office during the first quarter of 2002, as well as the related marketing efforts to increase visibility within the Company's market. Salary and benefits costs increased in connection with the new office, as five full-time staff were hired. In addition, occupancy and equipment expenses increased as well due to the new branch operations. For the three and six months ended June 30, 2002, Nittany Asset Management operations contributed approximately $10,000 and $21,000 , respectively of other operating expense, an increase of $5,000 and $11,000, respectively, over the same periods in 2001.

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

     Management monitors both the Company's and Nittany Bank's total risk-based, tier I risk-based and tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2002, the Company and Nittany Bank's total risk-based, tier I risk-based and tier I leverage ratios were 12.4%, 11.2%, 5.6% and 11.8%, 10.6 %, 5.4%, respectively.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in securities and use of proceeds

          None

Item 3.   Defaults by the Company on its senior securities

          None

Item 4.   Submission of matters to a vote of security holders

          The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 17, 2002:

          Election of a Director for term to expire in 2006:
          Samuel J. Malizia was elected by the following vote:

          For:                          835,586
          Votes Withheld:                 3,641

          David Z. Richards, Jr. was elected by the following vote:

          For:                          835,586
          Votes Withheld:                 3,641

          S.R. Snodgrass A.C. was selected as the Company's independent auditors for the fiscal year 2002 by the following vote:

          For:                          836,565
          Against:                        2,900
          Votes Withheld:                   572

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

          3(ii) Bylaws of Nittany Financial Corp. *

          4     Specimen Stock Certificate of Nittany Financial Corp. *

          10.1  Employment Agreement between the Bank and David Z. Richards *

          10.2  Nittany Financial Corp. 1998 Stock Option Plan **

          99.0 Independent Accountants Report

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.


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


                                       Nittany Financial Corp.



Date:    August 14, 2002               By: /s/ David Z. Richards
                                           -------------------------------------
                                           David Z. Richards
                                           President and Chief Executive Officer
                                           (and Chief Accounting Officer)