Form 10QSB
period 2002-09-30
NITTANY FINANCIAL CORP
filed 2002-11-13
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2002

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

                  Class: Common Stock, par value $.10 per share
                   Outstanding at November 12, 2002: 1,133,293

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                   -----------

PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                        Consolidated Balance Sheet (Unaudited) as of                                   3
                            September 30, 2002 and December 31, 2001

                        Consolidated Statement of Income (Unaudited)
                            for the Three and Nine Months ended September 30, 2002 and 2001            4

                        Consolidated Statement of Changes in Stockholders' Equity (Unaudited)          5

                        Consolidated Statement of Cash Flows (Unaudited)
                            for the Nine Months ended September 30, 2002 and 2001                      6

                        Notes to Unaudited Consolidated Financial Statements                           7

      Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                              11

      Item 3.       Controls and Procedures                                                            17

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                  17

      Item 2.       Changes in Securities                                                              17

      Item 3.       Default Upon Senior Securities                                                     17

      Item 4.       Submissions of Matters to a Vote of Security Holders                               17

      Item 5.       Other Information                                                                  17

      Item 6.       Exhibits and Reports on Form 8 - K                                              17-18

SIGNATURES                                                                                             19

                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                   September 30,   December 31,
                                                                       2002           2001
                                                                   -------------- --------------

ASSETS
    Cash and due from banks                                        $     779,473  $     359,187
    Interest-bearing deposits with other banks                        19,202,465      5,753,971
    Investment securities available for sale                           7,064,869     13,188,065
    Investment securities held to maturity (estimated
      market value of $36,231,115 and $27,789,824)                    35,903,630     27,796,205
    Loans receivable (net of allowance for loan losses
      of $1,053,750 and $649,565)                                    110,868,055     73,787,410
    Premises and equipment                                             1,893,129      1,344,262
    Federal Home Loan Bank stock                                         715,100        710,700
    Intangible assets                                                    799,217        799,217
    Accrued interest and other assets                                  1,155,078      1,043,117
                                                                   -------------  -------------

           TOTAL ASSETS                                            $ 178,381,016  $ 124,782,134
                                                                   =============  =============

LIABILITIES
    Deposits:
       Noninterest-bearing demand                                  $   7,194,682  $   4,094,714
       Interest-bearing demand                                        21,466,911     14,802,415
       Money market                                                   23,021,449     13,827,084
       Savings                                                        78,081,447     46,864,234
       Time                                                           17,919,355     18,932,789
                                                                   -------------  -------------
          Total deposits                                             147,683,844     98,521,236
    Short-term borrowings                                              9,616,230      8,714,554
    Other borrowings                                                  10,666,338      7,813,775
    Accrued interest payable and other liabilities                       827,026        770,753
                                                                   -------------  -------------

           TOTAL LIABILITIES                                         168,793,438    115,820,318
                                                                   -------------  -------------

STOCKHOLDERS' EQUITY
    Serial preferred stock, no par value; 5,000,000 shares
      authorized, none issued                                                  -              -
    Common stock, $.10 par value; 10,000,000 shares
      authorized, 1,133,293 issued and outstanding                       113,346        113,329
    Additional paid-in capital                                        11,071,157     11,069,804
    Retained deficit                                                  (1,569,645)    (2,155,207)
    Accumulated other comprehensive loss                                 (27,280)       (66,110)
                                                                   -------------  -------------

           TOTAL STOCKHOLDERS' EQUITY                                  9,587,578      8,961,816
                                                                   -------------  -------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 178,381,016  $ 124,782,134
                                                                   =============  =============



See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                          Three months ended September 30,        Nine months ended September 30,
                                                             2002                2001                2002                2001
                                                       -----------------   -----------------   -----------------   -----------------

INTEREST AND DIVIDEND INCOME
     Loans, including fees                             $       1,860,797   $       1,129,794   $       4,949,651   $       3,060,137
     Interest-bearing deposits with other banks                   43,673             115,255             108,236             261,726
     Investment securities                                       400,910             293,030           1,303,893             814,283
                                                       -----------------   -----------------   -----------------   -----------------
             Total interest and dividend income                2,305,380           1,538,079           6,361,780           4,136,146
                                                       -----------------   -----------------   -----------------   -----------------

INTEREST EXPENSE
     Deposits                                                  1,008,544             886,533           2,789,419           2,248,780
     Short-term borrowings                                        53,040              17,998             153,333              53,801
     Other borrowings                                            110,817             102,759             340,876             350,332
                                                       -----------------   -----------------   -----------------   -----------------
             Total interest expense                            1,172,401           1,007,290           3,283,628           2,652,913
                                                       -----------------   -----------------   -----------------   -----------------

NET INTEREST INCOME                                            1,132,979             530,789           3,078,152           1,483,233

Provision for loan losses                                        142,000              88,500             410,000             178,500
                                                       -----------------   -----------------   -----------------   -----------------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                   990,979             442,289           2,668,152           1,304,733
                                                       -----------------   -----------------   -----------------   -----------------

NONINTEREST INCOME
     Service fees on deposit accounts                            119,717              96,328             333,036             250,243
     Investment security gain                                          -              21,487               7,630              21,487
     Other                                                        41,652              28,665              98,730              70,150
                                                       -----------------   -----------------   -----------------   -----------------
             Total noninterest income                            161,369             146,480             439,396             341,880
                                                       -----------------   -----------------   -----------------   -----------------

NONINTEREST EXPENSE
     Compensation and employee benefits                          423,796             266,744           1,154,024             735,164
     Occupancy and equipment                                     124,102              88,322             373,090             254,714
     Other                                                       237,650             211,702             762,123             583,587
                                                       -----------------   -----------------   -----------------   -----------------
             Total noninterest expense                           785,548             566,768           2,289,237           1,573,465
                                                       -----------------   -----------------   -----------------   -----------------

Income before income taxes                                       366,800              22,001             818,311              73,148
Income taxes                                                     130,749                 500             232,749                 500
                                                       -----------------   -----------------   -----------------   -----------------

NET INCOME                                             $         236,051   $          21,501   $         585,562   $          72,648
                                                       =================   =================   =================   =================

EARNINGS PER SHARE
     Basic                                                       $  0.21              $ 0.02             $  0.52             $  0.09
     Diluted                                                        0.19                0.02                0.49                0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                                     1,133,311             880,410           1,133,299             814,131
     Diluted                                                   1,218,284             886,168           1,200,692             820,633


See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                  Accumulated
                                                     Additional                      Other            Total
                                         Common       Paid-in       Retained     Comprehensive   Stockholders'    Comprehensive
                                         Stock        Capital        Deficit         Loss             Equity           Income
                                     -----------  --------------  ------------   --------------   --------------   -----------

Balance, December 31, 2001            $  113,329   $  11,069,804  $ (2,155,207)    $  (66,110)      $  8,961,816

Net income                                                             585,562                           585,562   $  585,562
Other comprehensive income:
    Unrealized gain on available for
    sale securities, net of taxes
    of $20,003                                                                         38,830             38,830       38,830
                                                                                                                   ----------
Comprehensive income                                                                                               $  624,392
                                                                                                                   ==========
Exercise of stock options                     17           1,353                                           1,370

                                      ----------   -------------  ------------     ----------       ------------
Balance, September 30, 2002           $  113,346   $  11,071,157  $ (1,569,645)    $  (27,280)      $  9,587,578
                                      ==========   =============  ============     ==========       ============


                                                                                     2002
                                                                                   ----------
Components of other comprehensive loss:
    Change in net unrealized loss on investment securities available for sale      $   43,866
    Realized gains included in net income, net of taxes of $2,787                      (5,036)
                                                                                   ----------

Total                                                                              $   38,830
                                                                                   ==========


See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                          Nine Months Ended September 30,
                                                                            2002                 2001
                                                                       --------------      ----------------
OPERATING ACTIVITIES
     Net income                                                        $     585,562         $      72,648
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                           410,000               178,500
         Depreciation, amortization, and accretion, net                      292,445               152,542
         Investment security gains                                            (7,630)              (21,487)
         Decrease (increase) in accrued interest receivable                 (264,417)                3,272
         Decrease in accrued interest payable                                (55,478)              (55,535)
         Other, net                                                          244,204             1,603,025
                                                                       -------------         -------------
         Net cash provided by operating activities                         1,204,686         $   1,932,965
                                                                       -------------         -------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Proceeds from sale                                                   37,630             2,388,750
         Proceeds from principal repayments and maturities                 6,090,451             7,050,151
     Investment securities held to maturity:
         Purchases                                                       (26,458,521)          (18,704,991)
         Proceeds from principal repayments and maturities                18,270,784             2,317,805
     Net increase in loans receivable                                    (37,481,590)          (16,341,344)
     Purchase of FHLB stock                                                   (4,400)                    -
     Purchase of premises and equipment                                     (708,477)             (927,871)
                                                                       --------------        -------------
         Net cash used for investing activities                          (40,254,123)          (24,217,500)
                                                                       --------------        -------------

FINANCING ACTIVITIES
     Net increase in deposits                                             49,162,608            34,738,095
     Net increase (decrease) in short-term borrowings                        901,676              (435,274)
     Proceeds from other borrowings                                        4,000,000                     -
     Repayment of other borrowings                                        (1,147,437)             (738,582)
     Exercise of stock options                                                 1,370                     -
     Net proceeds from sale of common stock                                        -             1,620,842
                                                                       -------------         -------------
         Net cash provided by financing activities                        52,918,217            35,185,081
                                                                       -------------         -------------

         Increase in cash and cash equivalents                            13,868,780            12,900,546

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           6,113,158             4,233,404
                                                                       -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  19,981,938         $  17,133,950
                                                                       =============         =============

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
         Interest on deposits and borrowings                           $   4,180,914         $   2,708,448
         Income taxes                                                        119,000                   500


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2002 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2001, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the nine-months ended September 30, 2002 and 2001, the diluted number of shares outstanding from employee stock options was 67,393 and 6,502, respectively. For the three months ended September 30, 2002 and 2001, the diluted number of shares outstanding from employee stock options was 84,973 and 5,758, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2002, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended September 30, 2002, comprehensive income totaled $279,946. For the three and nine-months ended September 30, 2001, comprehensive income totaled $21,709 and $183,204.

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

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The new statement takes effect for fiscal years beginning after June 15, 2002. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

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

On October 1, 2002, the FASB issued FAS No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon adoption of this statement, the Company retroactively ceased the amortization of $799,000 in goodwill associated with branch acquisitions. The Company will continue to review the remaining goodwill on an annual basis for impairment. Had the new accounting standard been effective in 2001 for the three and nine months periods, net income would have been $30,000, or $03 per diluted share and $97,000, or $.12 per diluted share, respectively.

NOTE 5 - RESTATEMENT OF FINANCIAL STATEMENTS

On October 1, 2002, the FASB issued FAS No. 147 which changes the accounting for goodwill from an amortization approach to an impairment-only approach as of the effective date that FAS No. 142 was adopted, which in the Company's case is January 1, 2002. As a result of complying with FAS No. 147, the Company is required to restate earnings for the first and second fiscal quarters of 2002. The following table details the changes on net income and earnings per share as a result of this restatement:

                                  Three Months Ended            Three Months Ended            Six Months Ended
                                    March 31, 2002                June 30, 2002                June 30, 2002

                               Previously        As         Previously         As         Previously        As
                                Reported      Restated       Reported       Restated       Reported      Restated
                              -------------  ------------   ------------   ------------  -------------  ------------


     Net income              $ 175,530     $ 183,430      $ 173,981      $ 181,795      $ 349,511     $ 365,226

     Earnings Per Share:
       Basic                 $    0.15     $    0.16      $    0.15      $    0.16      $    0.31     $    0.32
       Diluted                    0.15          0.16           0.14           0.14           0.29          0.30



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


Overview

         Our business is conducted principally through Nittany Bank. Nittany Bank provides a full range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At September 30, 2002, we had consolidated assets of $178 million, loans receivable (net of reserve) of $111 million, deposits of $148 million, and stockholders' equity of $9.6 million. Net income for the three months ended September 30, 2002 increased $214,000 to $236,000, or $.19 per diluted share, from $22,000, or $.02 per diluted share, for the same 2001 period. Net income for the nine months ended September 30, 2002 increased $513,000 to $586,000, or $.49 per diluted share, from $73,000, or $.09 per diluted share, for the same 2001 period.

         The three and nine month 2002 results reflect the adoption of a new accounting standard eliminating the amortization of goodwill expense beginning January 1, 2002. Had the new accounting standard been effective in the 2001 third quarter and nine months period, net income would have been $12,000 or $.01 per diluted share and $36,000 or $.03 per diluted share, respectively. Refer to note 16 of the consolidated financial statements.

Comparison of Financial Condition

         Asset growth for the period continued to remain strong. Total assets increased $53,599,000 to $178,381,000 at September 30, 2002 from $124,782,000 at
December 31, 2001. Additionally, the growth in assets for the quarter ended September 30, 2002 represented an increase of $23,473,000 from June 30, 2002.

         Cash and cash equivalents increased $13,869,000 to $19,982,000 at September 30, 2002 as compared to $6,113,000 December 31, 2001. For the quarter ended September 30, 2002, cash and cash equivalents increased by $9,642,000 from June 30, 2002. The changes in cash and cash equivalents resulted from temporary fluctuations with interest-bearing deposits with other banks due to the timing of customer activity and investments purchased.

         Investment securities available for sale decreased $6,123,000 to $7,065,000 at September 30, 2002 as compared to $13,188,000 at December 31, 2001. Additionally, investment securities held to maturity increased $8,108,000 to $35,904,000 at September 30, 2002 from $27,796,000 at December 31, 2001.
During the current year, we purchased $26,459,000 of held to maturity securities which were partially funded by $18,271,000 of proceeds received from principal repayments and maturities of held to maturity and available for sale securities. For the quarter ended September 30, 2002, investment securities available for sale decreased $3,718,000 as compared to June 30, 2002. Additionally, investment securities held to maturity at September 30, 2002 increased $2,662,000 as compared to June 30, 2002. During year 2002, government agency securities increased as a percentage of the total portfolio from approximately 19% to 27% while mortgage backed securities have decreased from approximately 77% of the total portfolio to 67%.

         Loans receivable, net of allowance for loan losses, increased $37,081,000 to $110,868,000 at September 30, 2002 from $73,787,000 at December
31, 2001. For the quarter ended September 30, 2002, loans receivable, net increased $14,864,000 from June 30, 2002. Of such increase in loans receivable, net for the quarter ended September 30, 2002, real estate loans increased approximately $13,948,000. At September 30, 2002, commercial real estate loans increased $1,318,000 and 1 to 4 family residential loans increased $12,872,000. The increase in loans receivable resulted from the economic health of our market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. As of September 30, 2002, we had additional commitments to fund loan demand of $15,777,000 of which approximately $4,339,000 relates to commercial and commercial real estate.

         The allowance for loans is increased by provisions for loan losses, which is charged against earnings, and is reduced by charge-offs and increased by recoveries. At September 30, 2002, our allowance for loan losses increased $404,000 to $1,054,000 from $650,000 at December 31, 2001. This increase was primarily due to the growth of residential and commercial real estate loans. The increased allowance resulted from a loan loss provision for the nine months ended September 30, 2002 of $410,000, offset by loan charge offs of $6,000. For the quarter ended September 30, 2002, we added $142,000 to the allowance.

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

         Total deposits increased $49,163,000 to $147,684,000 at September 30, 2002 from $98,521,000 at December 31, 2001. At September 30, 2002, the nittany savings deposit account added to our deposit base approximately $77,525,000. For the quarter ended September 30, 2002, interest bearing demand deposits increased $4,277,000 and nittany savings deposits increased $7,877,000 from June 30, 2002. The nittany savings deposit product is a competitive deposit account with a tiered annual interest rate of 3.00% for balances over $2,500 for the current period. Due to the continued decreases of short term interest rates over the past year, the nittany savings deposit has helped to increase our deposit base.

         Total borrowings increased $3,753,000 to $20,282,000 at September 30, 2002 from $16,529,000 at December 31, 2001. Of such increase $2,000,000 was related to lines of credit from two local banks. Such funds were used to provide additional capital to Nittany Bank. The remaining funds of approximately $1,700,000 were from the Federal Home Loan Bank of Pittsburgh ("FHLB") and were relatively short term (3-5 years) in nature. The FHLB funds were used to fund loan growth and to lock in a supply of low cost funds.

         Stockholder's equity increased $626,000 to $9,588,000 at September 30, 2002 from $8,962,000 at December 31, 2001, as a result of net income of $586,000 and a decline in accumulative other comprehensive loss of $39,000. Accumulated other comprehensive loss decreased as a result of changes in the net unrealized loss on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive loss could materially fluctuate from period to period depending on economic and interest rate conditions.

Results of Operations

         Net income for the three months ended September 30, 2002 increased $214,000 to $236,000 from $22,000 for the same 2001 period. Net income for the nine months ended September 30, 2002 increased $513,000 to $586,000 from $73,000 for the same 2001 period. During both time periods, increases in net interest income were offset by increases in noninterest expense. Interest income and interest expense increased substantially during the year because of the dramatic growth in real estate loans and the nittany savings deposit product. Basic and diluted earnings per share increased to $.52 and $.49 per share, respectively, for the nine months ended September 30, 2002 as compared to $.09 and $.09 for the same period of year 2001.

         Net interest income for the three months ended September 30, 2002 increased $602,000 to $1,133,000 as compared to $531,000 for the same 2001 period. Interest and dividend income increased $767,000 to $2,305,000 for the three months ended September 30, 2002 from $1,538,000 for the same 2001 year period. Increased interest and dividend income for the current three months ended September 30, 2002 was influenced primarily by increases in interest earned on loans receivable of $731,000. The average yield on interest earning assets decreased to 5.85% for the three-months ended September 30, 2002 from 6.54% for the same period ended 2001. The average yield on loans receivable decreased for the three months ended September 30, 2002 by 81 basis points as compared to the same 2001 period.

         Net interest income for nine months ended September 30, 2002 increased $1,595,000 to $3,078,000 from $1,483,000 for the same 2001 period. Interest and dividend income increased $2,226,000 to $6,362,000 for the nine months ended September 30, 2002 from $4,136,000 for the same 2001 period. The increased interest and dividend income was primarily a result of increases in interest earned on loans receivable of $1,890,000. The average yield on interest earning assets declined to 5.97% for the nine months ended September 30, 2002 from 6.94% for the same period ended 2001. The significant increase in residential real estate lending was partially offset but the reduction in yield on loans receivable of 93 basis points in 2002 as compared to 2001.

         Interest expense for the three months ended September 30, 2002 increased $165,000 to $1,172,000 from $1,007,000 for the same 2001 period and was influenced primarily by an increase in average balance of interest bearing deposits of $51 million. However, average cost of fund for interest bearing liabilities decreased 153 basis points to 3.24% from 4.77% for the three months ended September 30, 2002 as compared to the same 2001 period. Additionally, average cost of funds for deposits decreased 149 basis points for the current three month period as compared to the same 2001 period.

         Interest expense for the nine months ended September 30, 2002 increased $631,000 to $3,284,000 from $2,653,000 for the same 2001 period and was influenced mainly by an increase in interest expense on deposits of $540,000. However, average cost of fund for interest bearing liabilities decreased 163 basis points to 3.36% for the nine months ended September 30, 2002 from 4.99% for the same period ended 2001. Additionally, average cost of funds for deposits decreased 159 basis points for the current nine -month period as compared to the same 2001 period.

         Total noninterest income increased $15,000 and $97,000, respectively for the current three and nine months ended September 30, 2002. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. For the three and nine months ended September 30, 2002, service fees on deposit accounts increased $24,000 and $83,000 , respectively, and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three and nine months ended September 30, 2002, Nittany Asset Management contributed approximately $33,000 and $83,000, respectively in commission and management fees, an increase of $18,000 and $35,000, respectively over the same periods in 2001.

         Total noninterest expenses increased $219,000 and $716,000 for the three and nine months ended September 30, 2002 as compared to the same periods ended 2001. The increase in total noninterest expenses for both periods was primarily related to operating a larger organization that resulted from the opening of an additional office during the first quarter of 2002, as well as the related marketing efforts to increase visibility within the Company's market. Salary and benefits costs increased in connection with the new office, as five full-time staff were hired. In addition, occupancy and equipment expenses increased as well due to the new branch operations. For the three and nine months ended September 30, 2002, Nittany Asset Management operations contributed approximately $18,000 and $46,000 , respectively of other operating expense, an increase of $4,000 and $1,000, respectively, over the same periods in 2001. Noninterest expense was also lower due to the adoption of a new accounting standard which eliminates the amortization of goodwill expense beginning January 1, 2002.

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

         Management monitors both the Company's and Nittany Bank's total risk-based, tier I risk-based and tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2002, the Company and Nittany Bank's total risk-based, tier I risk-based and tier I leverage ratios were 11.20%, 10.00%, 5.00% and 13.10%, 11.92%, 5.93%, respectively.

Controls and Procedures

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             ---------------------------------------------------
evaluation  as of a date  within 90 days of the  filing  date of this  Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             -----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                                 Nittany Financial Corp.


Date:    November 13, 2002       By: /s/David Z. Richards
                                     -------------------------------------------
                                     David Z. Richards
                                     President and Chief Executive Officer



Date:    November 13, 2002       By: /s/Gary M. Bradley
                                     -------------------------------------------
                                     Gary M. Bradley
                                     Vice President and Chief Accounting Officer

                                  CERTIFICATION
        Pursuant to Section 302 of the Securities Exchange Act of 1934


I, David Z. Richards, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nittany Financial Corp. ("the Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 13, 2002                    /s/ David Z. Richards
                                            ---------------------
                                            David Z. Richards
                                            President

                                  CERTIFICATION
         Pursuant to Section 302 of the Securities Exchange Act of 1934


I, Gary M. Bradley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Nittany Financial Corp. ("the Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons fulfilling the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002          /s/ Gary M. Bradley
                                  -------------------
                                  Gary M. Bradley
                                  Vice President and Chief Accounting Officer