Form 10KSB
period 2002-12-31
NITTANY FINANCIAL CORP
filed 2003-03-31
CIK 1059189

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2002
                               -----------------

                                       OR

[ ]  Transition  report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from          to         .
                                     --------    -------

Commission File No. 0-32623
                    -------
                             Nittany Financial Corp.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                               23-2925762
--------------------------------------------------------------         ------------------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer
                                                                       Identification No.)

116 East College Avenue, State College, Pennsylvania                         16801
----------------------------------------------------                   ------------------
(Address of Principal Executive Offices)                                  (Zip Code)

Issuer's Telephone Number, Including Area Code:                          (814) 234-7320
                                                                       ------------------

Securities registered under to Section 12(b) of the Exchange Act:             None
                                                                       ------------------

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
YES   X  NO    .
    ----   ----

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $9,492,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock on March 1, 2003, was $21.5 million.

         As of March 1, 2003, there were issued and outstanding 1,403,225 shares of the Registrant's Common Stock.

         Transition Small Business Disclosure Format (check one):  YES     NO X
                                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2002. (Part II)

2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2002. (Part III)

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

Item 1 - Description of Business
--------------------------------

         Nittany Financial Corp. ("Nittany") is a holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At December 31, 2002, the business operations of Nittany included the following two operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise).

     o The Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices at 116 East College Avenue and 1276 North Atherton, State College, Pennsylvania. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive in State College, Pennsylvania. Additionally, on January 14, 2002, a fourth branch office was opened in the former Zimms Restaurant at 2541 East College Avenue in State College, Pennsylvania. This building operates as a full service branch office of the Bank, and serves as an office of Nittany Asset Management, Inc. ("Nittany Asset Management").

     o Nittany Asset Management was formed in May 1999 primarily to offer various types of investment products and services. This subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania and began operations in November 1999.

         The Company's business is conducted principally through the Bank. The Company provides a full range of banking services with emphasis on residential real estate lending, consumer lending, commercial lending, and retail deposits. At December 31, 2002, the Company had consolidated assets of $179.7 million, loans receivable of $125.5 million, deposits of $156.9 million, and stockholders' equity of $9.9 million.

         Nittany Bank announced on January 10, 2003 that it will open a branch office in the current Shoney's Restaurant at 1900 South Atherton St., State College, Pennsylvania. The Bank will relocate their existing office at 129 Rolling Ridge Drive, State College, Pennsylvania to the new location by the end of June, 2003.

         On  December  19,  2002 the  Company  announced  that  they  signed  an agreement to acquire Vantage Investment Advisors, LLC ("Vantage") for consideration consisting of cash, the assumption of Vantage debt and 36,000 shares of the Company's stock. Vantage is a Registered Investment Advisor headquartered in State College, Pennsylvania, which manages investment assets in excess of $140 million for over 1,200 accounts, originated from nearly 500 Vantage clients. The acquisition closed on January 1, 2003.

Competition

         The Company experiences substantial competition both in attracting and retaining deposits and in making loans. Its most direct competition is in the Company's market area of Centre County (which includes the borough of State College and the surrounding townships of College, Ferguson, Halfmoon, Harris and Patton) which is a highly competitive market for financial services. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than the Company has and are able to offer certain services that the Company currently is not able to offer. In particular, Centre County, is served almost entirely by large, regional financial institutions, almost all of which are headquartered out of the area. The Bank is the only FDIC- insured financial institution headquartered and operated solely in State College. The Company also competes for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and mortgage banking companies.

Lending Activities

         Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Company's portfolio by type of loan and in percentage of the respective portfolios at the dates indicated.


                                                                             At December 31,
                                                        ----------------------------------------------------------
                                                                2002                                2001
                                                        -------------------------        -------------------------
                                                         Amount         Percent           Amount          Percent
                                                        -------         ---------        -------          --------
Type of Loans:                                                          (Dollars in Thousands)
Real Estate Loans:
  One- to- four family......................           $ 80,163          63.89%           $44,498           59.75%
  Home equity...............................              6,341           5.05              4,763            6.40
  Commercial................................             26,701          21.28             15,463           20.77
  Construction..............................              2,224           1.77              1,236            1.66
Commercial..................................              8,001           6.38              5,971            8.02
Consumer ...................................              2,048           1.63              2,531            3.40
                                                       --------         ------             ------          ------
     Total..................................           $125,478         100.00%            74,462          100.00%
                                                       ========         ======             ======          ======
Less:
Deferred loan (costs) fees, net.............                 46                                25
Allowance for possible loan losses..........              1,177                               650
                                                       --------                           -------
     Total loans, net.......................           $124,255                           $73,787
                                                       ========                           =======


Loan Maturity Tables

         The following table sets forth by scheduled repricing dates or the contractual maturity dates the Company's loan portfolio at December 31, 2002. The table does not include prepayments or scheduled principal repayments.


                                          Due after
                           Due within     1 through       Due after
                             1 year        5 years         5 years      Total
                             ------        -------         -------      -----
                                             (In thousands)
Real Estate Loans:
  One- to- four family...    $1,039         $1,581       $ 77,542      $ 80,163
  Commercial.............     1,414          4,396         20,891        26,701
  Construction...........     2,070              -            154         2,224
  Home equity............       268            856          5,217         6,341
Commercial...............     3,692          1,318          2,991         8,001
Consumer ................       593          1,306            150         2,048
                             ------         ------       --------      --------
Total amount due.........    $9,076         $9,457       $106,945      $125,478
                             ======         ======       ========      ========

         The following table sets forth the dollar amount of all loans at December 31, 2002, due after December 31, 2003, which have fixed interest rates and floating or adjustable interest rates.



                                              Floating or
                            Fixed Rates     Adjustable Rates    Total
                            -----------     ----------------    -----
                                            (In thousands)
One- to- four family......     $27,359          $51,765       $ 79,124
Commercial real estate....       7,354           17,933         25,287
Home equity...............       6,073                -          6,073
Commercial................       3,124            1,185          4,309
Consumer..................       1,455                -          1,455
                               -------          -------       --------
         Total............     $45,365          $70,833       $116,248
                               =======          =======       ========

         One- to- Four Family Lending. The Company's one- to- four family residential mortgage loans are secured by property located in its market area. The Company generally originates one- to- four family owner occupied residential mortgage loans in amounts up to 90% (80% for non-owner occupied) of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. Additionally, the Company generally originates and retains fixed rate and adjustable rate loans for retention in its portfolio. Currently, the Company's one- to- four family owner occupied loan portfolio consists of 15-year fixed rate loans and adjustable rate loans with fixed rate periods of up to 7 years (three or five years for non-owner occupied), with primarily, principal and interest calculated using a maximum 30 year (owner occupied) or 25 year (non-owner occupied) amortization period.

         The Bank also provides access to the secondary market for 15 and 30 year fixed rate owner occupied residential mortgages.

         All of the one- to- four family mortgages include "due on sale" clauses, which are provisions that give the Company the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

         Property appraisals on real estate securing the Company's one- to- four family residential loans are made by state certified and licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. At the Company's discretion, title insurance is either obtained or, more commonly, an attorney's certificates of title is obtained on first mortgage real estate loans originated. In some instances, a fee is charged equal to a percentage of the loan amount (commonly referred to as points).

         Commercial Real Estate and Commercial Business Loans. The Company originates a significantly higher percentage of commercial real estate loans than the average savings bank. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) in the Company's market area. Commercial real estate loans are generally originated in amounts up to 80% of the appraised value of the property and are secured by improved property such as residential rental properties, office buildings, retail stores, warehouse, church buildings and other non-residential buildings, most of which are located in the Company's market area. Commercial real estate loans are generally made at rates which adjust above the treasury interest rate and cost of funds rate or are balloon loans with fixed interest rates which generally mature in three to five years with principal amortization for a period of up to 25 years.

         Commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. Commercial business loans are generally made to small and mid-sized companies located within the Company's primary lending area. In most cases, additional collateral of equipment, accounts receivable, inventory, chattel or other assets is required before the Company makes a commercial business loan. The Bank is an approved Small Business Administration (SBA) lender.

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

         Construction Loans. The Company originates loans to finance the construction of one- to- four family dwellings. Generally, construction loans to individuals are made only if the Company also makes the mortgage loan on the property. Construction loans to individuals are underwritten similar to those for residential mortgage loans. The Company makes construction loans to builders on a limited basis. Construction loans to builders generally are lines of credit with terms of up to one year and interest rates which are adjusted with the Wall Street prime rate. These loans generally are adjustable rate loans.

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

         Consumer. The Company's consumer loan portfolio includes various types of secured and unsecured consumer loans including home equity lines of credit, home equity term, personal loans, and automobile loans (new and used). Consumer loans generally have terms of one year to ten years, some of which are at fixed rates and some of which have rates that adjust periodically.

         Consumer loans are advantageous to the Company because such loans generally have higher rates of interest and shorter terms, but they also involve more credit risk than residential mortgage loans because of the higher potential of defaults and the difficulties involved in disposing of any collateral.

         Loan Approval Authority and Underwriting. The Company has established various lending limits for its officers and also maintain a loan committee. The loan committee is comprised of the Chairman of the Board, the President, and two Executive Loan Officers and two non-employee members of the Board of Directors. The President has authority to approve applications for mortgage loans up to $350,000, secured loans up to $200,000 and unsecured loans up to $125,000. The Executive Loan Officers have authority to approve mortgage loans up to $350,000, secured loans up to $150,000 and unsecured loans up to $100,000. Additionally, the President, together with the Executive Loan Officer have authority to approve applications for real estate loans up to $500,000, secured loans up to $300,000 and unsecured loans up to $150,000. Personal banking officers generally have authority to approve loan applications between $5,000 and $75,000, depending upon the loan collateral and type of loan. The loan committee considers all applications in excess of the authorized lending limits of the employee officers and the entire Board of Directors ratifies all such loans.

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

         Loan Commitments. Commitments to extend credit are arrangements to lend to the customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available personal and commercial lines of credit, undisbursed construction funding, and various loans approved but not yet funded. At December 31, 2002, loan commitments totalled $13.8 million.

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

         Non-Performing Assets. The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. For the year ended December 31, 2002, interest income that would have been recorded on loans accounted for on a nonaccrual basis was not material.


                                                           At December 31,
                                                         --------------------
                                                         2002            2001
                                                         ----            ----
                                                            (In Thousands)
Loans accounted for on a non-accrual basis
  One-to-four-family.................................       $165       $   --
                                                          ------
Total non-accrual loans..............................       $165       $   --
                                                          ======       ======
Accruing loans which are contractually past
   due 90 days or more:
  One-to-four family.................................     $   --         $210
  Commercial real estate.............................         --           --
  Home equity........................................         --           --
  Construction.......................................         --           --
  Commercial.........................................         --           --
  Consumer...........................................          -           --
                                                          ------       ------
Total................................................     $   --       $  210
                                                          ======       ======
Real estate owned....................................     $   --       $   --
                                                                       ------
Total non-performing assets..........................     $  165       $  210
                                                          ======       ======
Total non-accrual and accrual loans to
   net loans.........................................       0.13%         .28%
                                                          ======       ======
Total non-performing assets to total assets..........       0.09%         .17%
                                                          ======       ======

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


                                     At December 31, 2002
                                     --------------------
                                    (Dollars in thousands)
Special Mention..............               $1,911
Substandard..................                    0
Doubtful ....................                    0
Loss ........................                  165
                                            ------
                                            $2,076
                                            ======

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

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated.


                                                             At December 31,
                                                           -------------------
                                                           2002           2001
                                                           ----           ----
                                                         (Dollars In Thousands)

Total loans outstanding............................   $125,478          $74,462
                                                      ========          =======
Average loans outstanding..........................   $ 98,013          $54,324
                                                      ========          =======

Allowance balance at beginning of period...........   $    650          $   344
Provision:
Real estate loans..................................        543              273
Commercial.........................................         --               35
Consumer...........................................         --               13
                                                      --------          -------
                                                           543              321
                                                      --------          -------
Charge-offs:
Real estate loans..................................         (2)              --
Commercial.........................................         (5)              --
Consumer...........................................        (22)             (15)
                                                      --------          -------
                                                           (29)             (15)
                                                      --------          -------
Recoveries:
Real estate loans..................................         --               --
Commercial.........................................         --               --
Consumer...........................................         13               --
                                                      --------          -------
                                                            13               --
                                                      --------          -------
Allowance balances at end of period................   $  1,177          $   650
                                                      ========          =======
Allowance for loan losses as a percent of total
loans outstanding..................................       0.94%            0.87%
                                                      ========          =======
Net loans charged off as percent of average loans
outstanding........................................       0.04%            0.03%
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


                                                           At December 31,
                                  ---------------------------------------------------------------
                                            2002                                2001
                                  ---------------------------         ---------------------------
                                                  Percent of                          Percent of
                                                   Loans in                            Loans in
                                                     Each                                Each
                                                  Category to                         Category to
                                  Amount          Total Loans         Amount          Total Loans
                                  ------          -----------         ------          -----------
                                                     (Dollars In Thousands)
Type of Loans:
Real Estate Loans:
    One- to- four family......    $  575             63.89%             $298             59.75%
    Commercial................       360             21.28               138             20.77
    Construction..............        21              1.77                10              1.66
    Home equity...............        72              5.05                36              6.40
Commercial....................        66              6.38                66              8.02
Consumer......................        16              1.63                23              3.40
Unallocated...................        67                 0                79                --
                                  ------            ------              ----
           Total..............    $1,177            100.00%             $650            100.00%
                                  ======            ======              ====            ======

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

         Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2002, the Company had securities classified as "held to maturity" and "available for sale" in the amount of $38.4 million and $6.0 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2002, the Company's securities available for sale had net unrealized losses of $14,000. These net unrealized gains/losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the portfolio. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2002, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) collateralized mortgage obligations, (vi) banker's acceptances, (vii) certificates of deposit, and
(viii) investment grade corporate bonds, commercial paper and mortgage derivative products. The Board of Directors may authorize additional investments.

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

         Securities Portfolio. The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated:


                                                            At
                                                        December 31,
                                                   ---------------------
                                                   2002             2001
                                                   ----             ----
                                                       (In Thousands)
Securities available for sale:
  U.S. government agency securities........      $    --          $ 3,137
  Corporate securities.....................        1,628            1,674
  Collateralized mortgage obligations......          220            2,792
  Mortgage-backed securities...............        4,082            5,513
  Equity securities........................           94               72
  FHLB stock...............................        1,175              711
Securities held to maturity:
  U.S. government agency securities........       13,608            4,777
  Collateralized mortgage obligations......        3,464            8,018
  Corporate Securities.....................          511               --
   Mortgage-backed securities..............       20,777           15,001
                                                 -------          -------
Total investment securities................      $45,019          $41,695
                                                 =======          =======

         The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Company's investment securities portfolio at December 31, 2002 by contractual maturity. The following table does not include equity securities nor takes into consideration the effects of scheduled repayments or the effects of possible prepayments.



                                                                    As of December 31, 2002
                         -----------------------------------------------------------------------------------------------------------
                                Within              More than          More than                               Total Investments
                               One Year        One to Five Years   Five to Ten Years  More than Ten Years          Securities
                         ------------------   -------------------  -----------------  -------------------  -------------------------
                         Amortized  Average   Amortized   Average  Amortized  Average  Amortized Average  Amortized  Average  Market
                           Cost      Yield      Cost       Yield      Cost      Yield     Cost    Yield      Cost      Yield   Value
                         ---------  -------   ----------  -------  --------- -------- ---------- -------  ---------  -------  ------
                                                                     (Dollars in thousands)

US government securities  $   --       --%   $ 4,009       3.72%   $ 3,031     2.33%   $ 6,568     2.82%  $13,608   2.98%  $13,648
Corporate securities....      --               1,549       3.72         --       --        590     2.49     2,139   3.38     2,146
Collateralized mortgage
     obligations........      --       --         --         --      2,251     3.18      1,433     4.44     3,684   3.67     3,718
Mortgage-backed
     securities.........      --       --      4,699       3.92      8,836     4.91     11,324     3.95    24,859   4.28    25,146
FHLB stock..............   1,175     2.21         --         --         --       --         --       --     1,175   2.21     1,175
                          ------     ----    -------       ----    -------     ----    -------     ----   -------   ----   -------
   Total investment
     securities.........  $1,175     2.21%   $10,257       3.81%   $14,118     4.08%   $19,915     3.57%  $45,465   3.75%  $45,833
                          ======     ====    =======       ====    =======     ====    =======     ====   =======   ====   =======

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a selection of deposit instruments including checking and savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate.

         The interest rates paid by the Company on deposits are set at the direction of senior management. Interest rates are determined based on the
Company's liquidity requirements, interest rates paid by the Company's competitors, and the Company's growth goals and applicable regulatory restrictions and requirements. At December 31, 2002, the Company had no brokered deposits.

         The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.


                                     Certificates
Maturity Period                      of Deposits
                                     -----------
                                    (In thousands)
Within three months                     $1,301
Three through six months                   630
Six through twelve months                  304
Over twelve months                       2,322
                                        ------
                                        $4,557
                                        ======

         Borrowings. The Company may obtain advances (borrowings) from the FHLB of Pittsburgh ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are secured by investments held in safe keeping at the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Company may also access the Federal Reserve Bank discount window to supplement the Company's supply of lendable funds and to meet deposit withdrawal requirements. The Company also enters into cash management arrangements with commercial deposit customers and places those liabilities on the balance sheet in the form of repurchase or "sweep accounts." At December 31, 2002, there were $1.1 million in these accounts.

         The following table sets forth information concerning short-term borrowings during the periods indicated.


                                                 At or For the Years Ended
                                                        December 31,
                                                 --------------------------
                                                    2002            2001
                                                 --------          --------
                                                   (Dollars in Thousands)
Cash Management Repos And FHLB advances:
  Ending balance ............................      $1,141          $8,715
  Average balance during the year............       8,450           4,764
  Maximum month-end balance during the year..       9,232           8,715
  Average interest rate during the year......        2.59%           2.51%
  Weighted average rate at year end..........        2.35%           3.20%


Return On Equity And Assets Ratios



                                                    At or For The Years
                                                      Ended December 31,
                                                    --------------------
                                                    2002            2001
                                                    ----            ----

Equity to Asset Ratio........................        5.51%           7.18%
Return on Average Equity.....................        9.47            3.07
Return on Average Assets.....................        0.57             .25
Dividend Payout Ratio........................          --              --

Employees

         At  December  31,  2002,  the  Company  had  40  full-time   equivalent
employees. None of the employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 2000. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

         Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the risk-based system established by the FDIC for setting deposit insurance premiums, the 2002 insurance assessment rates for SAIF-member institutions range from 0% to .27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. The Bank currently qualifies for the lowest assessment rate under the risk- based assessment system and, accordingly, did not pay any deposit insurance assessments during the past fiscal year.

         In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. For calendar 2002, the average annual assessment rate was .0190% of insured deposits.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At December 31, 2002, the Registrant's lending limit for loans to one borrower was approximately $1.6 million and the Registrant had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2002, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, except for certain mortgage servicing rights, and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2002, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FreddieMac and the FannieMae, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2002, the Bank was in compliance with its QTL requirement, with 74.2% of its assets invested in Qualified Thrift Investments.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount based on maximum borrowing capacity as determined by FHLB and the Bank's advances from the FHLB. At December 31, 2002, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
         (a)      Property.

         The Registrant operates from its main office and three branch offices:

                                                           Year Leased or
             Locations               Leased or Owned          Acquired
             ---------               ---------------       --------------
Main Office:
------------

116 East College Avenue                   Leased               1999
State College, Pennsylvania

Branch Offices:
---------------

1276 North Atherton                       Leased               1999
State College, Pennsylvania

129 Rolling Ridge Drive                   Leased               2000
State College, Pennsylvania

2541 East College Avenue                   Owned               2002
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
------------------------------------------------------------------

(a) Nittany's common stock is listed on the Electronic Bulletin Board under the symbol "NTNY." Seven different firms (listed on the OTC Bulletin Board) act as market makers for the common stock. These market makers have no obligation to make a market for Nittany's common stock, and they may discontinue making a market at any time.

         The information in the following table indicates the high and low closing prices for the common stock, based upon information from "AOL Personal Finance". These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, do not reflect actual transactions, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers. On January 1, 2001 and January 15, 2002, Nittany issued a 10% stock dividend to stockholders of record as of December 31, 2001 and December 31, 2002, respectively. On February 15, 2003, Nittany issued a 20% stock dividend to stockholders of record as of January 31, 2003. The stock dividends that were issued in 2003, 2002 and 2001 are reflected in the following table.

2003                               High      Low
----                               ----      ---
First Quarter(1)...               $18.75    $16.05

2002
----
Fourth Quarter.....               $17.00    $14.50
Third Quarter......                18.20     13.50
Second Quarter.....                17.25     11.50
First Quarter......                13.25     10.20

2001
----
Fourth Quarter.....               $10.50    $ 9.05
Third Quarter......                10.50      9.05
Second Quarter.....                10.25      9.50
First Quarter......                10.75      9.18

     (1) The results from the first quarter of 2003 reflect data through March 21, 2003.

         Nittany currently has no intention of paying cash dividends in the foreseeable future. Nittany, instead, intends to consider the periodic issuance of stock dividends. Payment of cash dividends is conditioned on earnings, financial condition, cash needs, the discretion of the Board of Directors and compliance with regulatory requirements. Nittany's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect of such payment would cause its regulatory capital to be reduced below the regulatory requirements imposed by the OTS. The number of shareholders of record of common stock as of December 31, 2002, was approximately 575, which does not include the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.


Item  6.  Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

         The information required in this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in portions of the Annual Report at Exhibit 13 to be furnished to shareholders.

Item  7.  Financial Statements
------------------------------

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  On  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure.
---------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

         Set forth below is  information as of December 31, 2002 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                     EQUITY COMPENSATION PLAN INFORMATION
                                            (a)                      (b)                         (c)
                                                                                         Number of securities
                                   Number of securities        Weighted-average        remaining available for
                                     to be issued upon        exercise price of         future issuance under
                                        exercise of              outstanding          equity compensation plans
                                   outstanding options,       options, warrants         (excluding securities
                                   warrants and rights           and rights           reflected in column (a))
                                   -------------------           ----------           ------------------------

Equity compensation plans
approved by shareholders:
1998 Stock Option Plan............        252,469                   $ 6.93                       5,297
Equity compensation plans
not approved by
shareholders(1)...................            n/a                      n/a                         n/a
                                          -------                   ------                       -----
     TOTAL........................        252,469                   $ 6.93                       5,297
                                          =======                   ======                       =====

------------------------
(1)      Not applicable.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

(a) Listed below are all financial statements and exhibits filed as part of this report.

     (1) The consolidated balance sheets of Nittany Financial Corp. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2002, together with the related notes and the independent auditors' report of S.R. Snodgrass, A.C. independent certified public accountants for the year ended December 31, 2002.

     (2)  Schedules omitted as they are not applicable.

     (3) The following exhibits are included in this Report or incorporated herein by reference:

                  3(i)     Amended Articles of Incorporation of Nittany Financial Corp. *
                  3(ii)    Bylaws of Nittany Financial Corp. *
                  4        Specimen Stock Certificate of Nittany Financial Corp. *
                  10.1     Employment Agreement between the Company and David Z. Richards *
                  10.2     Nittany Financial Corp. 1998 Stock Option Plan **
                  13       Portions of 2002 Annual Report to Stockholders
                  21       Subsidiaries of the Registrant (See "Item 1- Business")
                  23       Consent of S.R. Snodgrass, A.C.
                  99       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

** Incorporated by reference to the identically numbered exhibit to the December 31, 1999 Form 10-KSB filed with the SEC on March 28, 2000.

     (b) A report on Form 8-K, dated December 19, 2002 was filed on December 20, 2002 to announce that the Registrant entered into an agreement to acquire Vantage Investment Advisors, LLC.

Item 14. Controls and Procedures
--------------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2003


                                 NITTANY FINANCIAL CORP.


                                       /s/David Z. Richards, Jr.
                                 By:   ---------------------------------------
                                       David Z. Richards, Jr.
                                       President, Chief Executive Officer and Director
                                       (Duly Authorized Representative )


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 2003.



/s/Samuel J. Malizia                                /s/David Z. Richards, Jr.
-----------------------------------                 --------------------------------------
Samuel J. Malizia                                   David Z. Richards, Jr.
Chairman of the Board of Directors                  President, Chief Executive Officer and Director
                                                    (Principal Executive Officer)

/s/Donald J. Musso
-----------------------------------                 --------------------------------------
Donald J. Musso                                     William A. Jaffe
Director                                            Director and Secretary


/s/D. Michael Taylor                                /s/J. Garry McShea
-----------------------------------                 --------------------------------------
D. Michael Taylor                                   J. Garry McShea
Director                                            Director


/s/David K. Goodman, Jr.                            /s/Gary M. Bradley
-----------------------------------                 --------------------------------------
David K. Goodman, Jr.                               Gary M. Bradley
Director                                            Vice President and Chief Accounting Officer
                                                    (Principal Accounting Officer)


                            SECTION 302 CERTIFICATION


          I, David Z. Richards, Jr., certify that:

1.   I have  reviewed  this annual  report on Form  10-KSB of Nittany  Financial
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/David Z. Richards, Jr.
Date: March 26, 2003                     ------------------------------
                                         David Z. Richards, Jr.
                                         President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


         I, Gary M. Bradley, certify that:

1.   I have  reviewed  this annual  report on Form  10-KSB of Nittany  Financial
     Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  /s/Gary M. Bradley
Date: March 26, 2003              --------------------
                                  Gary M. Bradley
                                  Chief Accounting Officer