Form 10QSB
period 2003-03-31
NITTANY FINANCIAL CORP
filed 2003-05-14
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

-----
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

      For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity outstanding at May 12, 2003:

            Class: Common Stock, par value $.10 per share: 1,403,225

Transitional Small Business Disclosure Format (check one):

                            Yes           No  X
                                ---          ---

                             NITTANY FINANCIAL CORP.

                                      INDEX



PART I  -  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheet (Unaudited) as of
                 March 31, 2003 and December 31, 2002                          2

               Consolidated Statement of Income (Unaudited)
                 for the Three Months ended March 31, 2003 and 2002            3

               Consolidated Statement of Changes in Stockholders' Equity
                 (Unaudited) for the Three Months ended March 31, 2003         4

               Consolidated Statement of Cash Flows (Unaudited)
                 for the Three Months ended March 31, 2003 and 2002            5

               Notes to Unaudited Consolidated Financial Statements            6

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                11

      Item 3.  Controls and Procedures                                        16

PART II  -  OTHER INFORMATION

      Item 1.  Legal Proceedings                                              17

      Item 2.  Changes in Securities                                          17

      Item 3.  Defaults Upon Senior Securities                                17

      Item 4.  Submission of Matters to a Vote of Security Holders            17

      Item 5.  Other Information                                              17

      Item 6.  Exhibits and Reports on Form 8 - K                             17

SIGNATURES                                                                    19

CERTIFICATIONS                                                             20-21

                             NITTANY FINANCIAL CORP.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                       March 31,     December 31,
                                                                         2003            2002
                                                                    -------------    -------------
ASSETS
     Cash and due from banks                                        $     732,371    $     618,937
     Interest-bearing deposits with other banks                        13,431,570        5,233,136
     Investment securities available for sale                           5,385,428        6,024,009
     Investment securities held to maturity (estimated
       market value of $45,417,119 and $38,727,663)                    45,058,375       38,359,925
     Loans receivable (net of allowance for loan losses
       of $1,257,285 and $1,177,141)                                  130,819,188      124,254,560
     Premises and equipment                                             1,926,136        1,941,009
     Federal Home Loan Bank stock                                       1,175,400        1,175,400
     Intangible assets                                                  1,763,231          799,217
     Accrued interest and other assets                                  1,615,581        1,252,839
                                                                    -------------    -------------

             TOTAL ASSETS                                           $ 201,907,280    $ 179,659,032
                                                                    =============    =============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                 $   7,295,990    $   6,159,204
         Interest-bearing demand                                       19,365,720       18,717,951
         Money market                                                  32,438,949       27,517,955
         Savings                                                       98,513,640       86,498,462
         Time                                                          18,030,593       17,958,397
                                                                    -------------    -------------
            Total deposits                                            175,644,892      156,851,969
     Short-term borrowings                                              3,742,655        1,141,104
     Other borrowings                                                  10,924,172       10,615,650
     Accrued interest payable and other liabilities                       798,584        1,145,853
                                                                    -------------    -------------

             TOTAL LIABILITIES                                        191,110,303      169,754,576
                                                                    -------------    -------------
STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                                  -                -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,403,225 and 1,367,230 issued and outstanding         140,323          136,723
     Additional paid-in capital                                        11,636,312       11,045,912
     Retained deficit                                                    (969,465)      (1,268,694)
     Accumulated other comprehensive loss                                 (10,193)          (9,485)
                                                                    -------------    -------------
             TOTAL STOCKHOLDERS' EQUITY                                10,796,977        9,904,456
                                                                    -------------    -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 201,907,280    $ 179,659,032
                                                                    =============    =============

      See accompanying notes to unaudited consolidated financial statements

                             NITTANY FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                   Period Ended March 31,
                                                     2003         2002
                                                  ----------   ----------
INTEREST AND DIVIDEND INCOME
     Loans, including fees                        $2,108,213   $1,449,268
     Interest-bearing deposits with other banks       26,868       21,491
     Investment securities                           369,311      454,488
                                                  ----------   ----------
             Total interest and dividend income    2,504,392    1,925,247
                                                  ----------   ----------
INTEREST EXPENSE
     Deposits                                      1,062,622      834,931
     Short-term borrowings                            12,110       52,071
     Other borrowings                                131,423      111,388
                                                  ----------   ----------
             Total interest expense                1,206,155      998,390
                                                  ----------   ----------

NET INTEREST INCOME                                1,298,237      926,857

Provision for loan losses                             90,000      150,000
                                                  ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                     1,208,237      776,857
                                                  ----------   ----------

NONINTEREST INCOME
     Service fees on deposit accounts                118,825       96,794
     Investment security gain                          6,691        7,630
     Asset management fees                           339,144       21,003
     Other                                             9,094        1,700
                                                  ----------   ----------
             Total noninterest income                473,754      127,127
                                                  ----------   ----------

NONINTEREST EXPENSE
     Compensation and employee benefits              518,726      330,457
     Occupancy and equipment                         144,976      117,046
     Professional fees                                48,024       24,382
     Data processing fees                             77,653       62,742
     Supplies, printing, and postage                  37,157       33,903
     Advertising                                      37,350       30,384
     ATM processing fees                              32,300       30,594
     Commission expense                              217,825            -
     Other                                           109,141       56,946
                                                  ----------   ----------
             Total noninterest expense             1,223,152      686,454
                                                  ----------   ----------

Income before income taxes                           458,839      217,530
Income taxes                                         159,610       34,100
                                                  ----------   ----------

NET INCOME                                        $  299,229   $  183,430
                                                  ==========   ==========

EARNINGS PER SHARE
     Basic                                        $     0.21   $     0.13
     Diluted                                            0.20         0.13

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                         1,402,825    1,359,952
     Diluted                                       1,525,349    1,410,352


      See accompanying notes to unaudited consolidated financial statements

                             NITTANY FINANCIAL CORP.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                          Accumulated
                                                                 Additional                  Other            Total        Compre-
                                                      Common      Paid-in      Retained   Comprehensive   Stockholders'    hensive
                                                      Stock       Capital      Deficit       Loss             Equity       Income
                                                     --------   -----------    --------   -------------   -------------  -----------
Balance, December 31, 2002                           $136,723   $11,045,912    $(1,268,694)  $ (9,485)    $ 9,904,456

Net income                                                                         299,229                    299,229      $299,229
Other comprehensive income:
    Unrealized loss on available for sale securities
    net of reclassification adjustment,
    net of tax benefit of $364                                                                   (708)           (708)         (708)
                                                                                                                           --------
Comprehensive income                                                                                                       $298,521
                                                                                                                           ========
Issuance of common shares (36,000 shares)               3,600       590,400                                   594,000
                                                     --------   -----------    -----------   --------     -----------

Balance, March 31, 2003                              $140,323   $11,636,312    $  (969,465)  $(10,193)    $10,796,977
                                                     ========   ===========    ===========   ========     ===========


                                                                                               2002
                                                                                             --------
Components of other comprehensive income:
    Change in net unrealized loss on
      investment securities available for sale                                               $  3,708
    Realized gains included in net income, net of taxes of $2,275                              (4,416)
                                                                                             --------
Total                                                                                        $   (708)
                                                                                             ========

      See accompanying notes to unaudited consolidated financial statements

                             NITTANY FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                    Three-months ended March 31,
                                                                        2003            2002
                                                                   ------------    ------------
OPERATING ACTIVITIES
     Net income                                                    $    299,229    $    183,430
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
         Provision for loan losses                                       90,000         150,000
         Depreciation, amortization, and accretion, net                 258,305         122,930
         Investment security gains (losses)                               6,691          (7,630)
         Increase in accrued interest receivable                       (141,401)        (14,913)
         Increase (decrease) in accrued interest payable               (170,320)         81,909
         Other, net                                                    (397,925)        (28,033)
                                                                   ------------    ------------
         Net cash provided by operating (used for) activities           (55,421)        487,693
                                                                   ------------    ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                      (28,069)              -
         Proceeds from sale                                              26,901          37,630
         Proceeds from principal repayments and maturities              617,631         848,267
     Investment securities held to maturity:
         Purchases                                                  (14,910,684)              -
         Proceeds from principal repayments and maturities            8,049,792       3,353,182
     Net increase in loans receivable                                (6,676,627)    (12,399,865)
     Redemption of FHLB stock                                                 -             800
     Purchase of subsidiary                                            (964,014)              -
     Purchase of premises and equipment                                 (44,637)       (561,626)
                                                                   ------------    ------------
         Net cash used for investing activities                     (13,929,707)     (8,721,612)
                                                                   ------------    ------------

FINANCING ACTIVITIES
     Net increase in deposits                                        18,792,923      16,010,924
     Net increase in short-term borrowings                            2,601,551         165,707
     Proceeds from other borrowings                                     360,000               -
     Repayment of other borrowings                                      (51,478)        (48,384)
     Proceeds from issuance of common stock                             594,000               -
                                                                   ------------    ------------
         Net cash provided by financing activities                   22,296,996      16,128,247
                                                                   ------------    ------------

         Increase in cash and cash equivalents                        8,311,868       7,894,328

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      5,852,073       6,113,158
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 14,163,941    $ 14,007,486
                                                                   ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
         Interest on deposits and borrowings                       $  1,376,475    $    916,481
         Income taxes                                                   550,000          75,000

     See accompanying notes to unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Nittany Financial Corp. (the "Company") includes its wholly-owned subsidiaries, Nittany Bank (the "Bank") and Nittany Asset Management, Inc. All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2003 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended March 31, 2003 and 2002, the diluted number of shares outstanding from employee stock options was 123,134 and 50,400, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2003, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 2002, comprehensive income totaled $141,375.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up"
effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies--regardless of the accounting method used--by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:



                                                    Three Months Ended March 31,
                                                         2003          2002
                                                     -----------   -----------

Net income, as reported:                             $   299,229   $   183,430
Less proforma expense related
  to stock options                                        25,369        40,683
                                                     -----------   -----------
Proforma net income                                      273,860       142,747
                                                     ===========   ===========


Basic net income per common share:
     As reported                                     $      0.21   $      0.13
     Pro forma                                              0.20          0.10
Diluted net income per common share:
     As reported                                     $      0.20   $      0.13
     Pro forma                                              0.18          0.10


In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No.149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

                       MANAGEMENT DISCUSSION AND ANALYSIS

                                     GENERAL

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include, but are not limited to, changes in interest rates, the ability to control costs and expenses, and general economic conditions.

Overview

Nittany Financial Corp. ("Nittany") is a unitary thrift holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At March 31, 2003, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

     o Nittany Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices at 116 East College Avenue and 1276 North Atherton, State College, Pennsylvania. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive in State College and on January 14, 2002, a fourth State College branch office opened at 2541 East College Avenue.

     o Nittany Asset Management, Inc. was formed in May 1999 primarily to offer various types of investment products and services. This subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania and began operations in November 1999.

     o On January 1, 2003, Nittany Financial Corp. acquired Vantage Investment Advisors, LLC ("Vantage") for consideration consisting of cash, the assumption of Vantage debt, and 36,000 shares of the Company's stock. Vantage is a registered investment advisor which manages investment assets in excess of $140 million. This subsidiary is also headquartered at 2541 East College Avenue in State College.

Our retail business is conducted principally through Nittany Bank. Nittany Bank provides a wide range of retail banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At March 31, 2003, we had consolidated assets of $202 million, loans receivable (net of allowance for loan losses) of $131 million, deposits of $176 million, and stockholders' equity of $10.8 million. Net income for the quarter ended March 31, 2003 increased $123,000 to $299,000 or $.20 per diluted share, from

$176,000 or $.12 per diluted share, for the same 2002 period. This included an income tax expense of $160,000 for 2003, compared to $34,000 for the same 2002 quarter.

COMPARISON OF FINANCIAL CONDITION

Total assets increased $22,248,000 to $201,907,000 at March 31, 2003 from $179,659,000 at December 31, 2002. Strong growth in residential and commercial real estate loans resulted in an increase in net loans receivable of $6,564,000 which were primarily funded through increased balances in the savings deposit products of $12,016,000 for the quarter. Total assets included $1.8 million of intangible assets from the acquisition of Vantage and the Bank's original core deposits. Amortization of goodwill was discontinued as of December 31, 2001 based on the adoption of Financial Accounting Standards Nos. 142 and 147.

Cash and cash equivalents increased $8,312,000 at March 31, 2003 as compared to December 31, 2002. This increase resulted from growth in deposits which exceeded loan demand during the quarter. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios which mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment securities available for sale decreased to $5,385,000 at March 31, 2003 from $6,024,000 at December 31, 2002 and investment securities held to maturity increased to $45,058,000 at March 31, 2003 from $38,360,000 at December 31, 2002. The increase in the investment securities' held to maturity portfolio resulted primarily from the investment of savings deposits not yet needed to fund loan growth .

Net loans receivable increased to $130,819,000 at March 31, 2003 from $124,255,000 at December 31, 2002. The increase in net loans receivable resulted from the strong real estate market of the Company's market area, low market interest rates, and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. At March 31, 2003, commercial real estate loans grew to $25,654,000 from $22,002,000 at December 31, 2002 and 1 to 4 family residential mortgage balances grew by $4,233,000 to $84,501,000 from $80,268,000 at December 31, 2002. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. As of March 31, 2003, the Company had additional commitments to fund loan demand of $9.2 million, of which approximately $3.5 million relates to commercial customers.

At March 31, 2003, the Company's allowance for loan losses increased by $80,000 to $1,257,000 from $1,177,000 at December 31, 2002. The increase resulted from additional loan loss provisions of $90,000 for the growth in residential mortgages which were partially offset by charge-offs for the quarter.

The additions to the allowance for loan losses are based upon a careful analysis by management of loan data. As the Company lacks substantial historical experience, management must base its determination upon such factors as the Company's volume and the type of loans that it originates, the amount and trends relating to its delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in its portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio at March 31, 2003, there can be no assurance that additional losses will not be required in future periods.

Total deposits increased by $18,793,000 to $175,645,000 at March 31, 2003 as compared to $156,852,000 at December 31, 2002. Of such increase, the Nittany Savings deposit account accounted for approximately $12,016,000 to the amount. The Nittany Savings deposit is a competitive deposit account with a tiered annual interest rate of 2.50 % for balances over $2,500 for the current period. Due to the continued decreases of short term interest rates over the past year by the Federal Reserve, the Nittany Savings deposit has helped to increase our deposit base.

Stockholder's equity increased to $10,797,000 at March 31, 2003 as a result of net income of $299,000 offset by an increase of $1,000 in net unrealized loss on investment securities available for sale. Because of interest rate volatility and an illiquid market for some of the investment securities, accumulated other comprehensive loss could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions. In addition, 36,000 of new shares were issued at $16.50 per share on January 1, 2003 in the acquisition of Vantage.

RESULTS OF OPERATIONS

Net income of $299,000 for the period ended March 31, 2003 increased by $116,000 as compared to the same period ended 2002 as increases in net interest income and noninterest income of $371,000 and $347,000, respectively, were partially offset by increases in noninterest expense and taxes. Basic and diluted earnings per share increased to $.21 and $.20 per share, respectively for the three month period ended March 31, 2003 compared to $.13 and $.13 per share, respectively for the three month period ended March 31, 2002.

Net interest income for the three months ended March 31, 2003 was $1,298,000 as compared to $927,000 for the same period ended 2002. Interest income increased $579,000 for 2003 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $659,000. The increase in interest income was the result of an increase of $34.4 million in average balances of interest-earning assets that primarily resulted from a $30.0 million increase in the average balance of loans receivable. The yield on interest earning assets decreased to 5.43% for the three months ended March 31, 2003 from 6.09% for the same period ended 2002 as interest rates continued to drop for the quarter. Although there were significant increases in residential real estate lending, the yield on the loans receivable decreased 76 basis points in 2003 as compared to 2002.

Interest expense increased $208,000 for 2003 as compared to the prior year period and was influenced mainly by an increase in interest expense on deposits of $228,000. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $36,775,000. The average balances of savings deposit accounts increased $23,728,000 as a result of customer service, referrals, marketing efforts and competitive rates of the Nittany Savings product. The cost of funds decreased to 2.82% for the three month period ended March 31, 2003 from 3.52% for the same period ended 2002 as a result of a general reduction in market interest rate levels and a decrease in the rates paid on deposits.

Total noninterest income for the three months ended March 31, 2003 increased $347,000 as compared to the same period ended 2002. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. Service fees on deposit accounts increased $22,000 and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three-months ended March 31, 2003, commissions and management fees from Vantage and Nittany Asset Management increased by $318,000 over the same period of 2002. Note that Vantage was acquired in January of this year.

Total noninterest expenses increased $537,000 for the three months ended March 31, 2003, as compared to the same period ended 2002. The increase in total noninterest expenses for the current period was primarily related to the larger organization that resulted from the acquisition of Vantage as well as the related marketing efforts to increase visibility within the Company's market area, annual merit increases and bonuses given to employees, and data processing expenses. Vantage paid $218,000 of solicitors' fees for the quarter.

Income tax expense of $160,000 was recognized in the first quarter of 2003, compared to $34,000 for the same period of 2002, as all operating loss carryforwards had been utilized during the previous year.

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

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and tangible capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2003, both the Company and the Bank exceeded the minimum risk-based and tangible capital ratio requirements. The Company's and the Bank's risk-based, Tier I risk-based, and tangible capital ratios are 10.9%, 9.7%, 5.0% and 12.6%, 11.4%, 5.6%, respectively, at March 31, 2003.

Item 3.  Controls and Procedures

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation  as of a date  within 90 days of the  filing  date of this  Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in securities and use of proceeds

           None

Item 3.    Defaults upon senior securities

           None

Item 4.    Submission of matters to a vote of security holders

           None

Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K

          (a)  The   following   exhibits   are   included  in  this  Report  or
               incorporated herein by reference:

               3(i)   Amended Articles of Incorporation of Nittany Financial Corp.*
               3(ii)  Bylaws of Nittany Financial Corp. *
               4      Specimen Stock Certificate of Nittany Financial Corp.*
               10.1   Employment Agreement between the Bank and David Z. Richards*
               10.2   Nittany Financial Corp. 1998 Stock Option Plan **
               99.0   Independent Accountants Report
               99.1   Certification Pursuant to 18 U.S.C. Section 1350,
                        as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.


* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

** Incorporated by reference to the identically numbered exhibit to the December 31, 1999 Form 10-KSB filed with the SEC on March 28, 2000.

          (b)  Reports on Form 8-K.

          (1) A Report on Form 8-K was filed on April 30, 2003 pursuant to Items 7 and 12 in accordance with Release No. 34-47583 to report earnings for the quarter ended March 31, 2003.

          (2) A Report on Form 8-K was filed on April 25, 2003 pursuant to items 5 and 7 announcing that the Registrant was filing a Registration Statement with the Securities and Exchange Commission to sell up to 149,500 additional shares of Common Stock.

          (3) A Report on Form 8-K was filed on February 13, 2003 pursuant to items 5 and 7 to report earnings for the quarter and year ended December 31, 2002.

          (4) A report on Form 8-K was filed on January 17, 2003, pursuant to items 5, 7 and 9 announcing that that the Registrant's Board of Directors declared a six-for-five stock split payable in the form of a 20% stock dividend on the Company's outstanding common stock.

          (5) A Report on Form 8-K was filed on January 10, 2003 pursuant to items 5, 7 and 9 announcing the Registrant's new branch office location at 1900 South Atherton St.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                 Nittany Financial Corp.


Date:    May 14, 2003            By: /s/David Z. Richards
                                     -------------------------------------------
                                     David Z. Richards
                                     President and Chief Executive Officer



Date:    May 14, 2003           By:  /s/Gary M. Bradley
                                     -------------------------------------------
                                     Gary M. Bradley
                                     Vice President and Chief Accounting Officer

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


Date:  5/14/03                         /s/ David Z. Richards
                                      ------------------------------------------
                                      David Z. Richards
                                      President

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


Date:  5/14/03                       /s/ Gary M. Bradley
                                     -------------------------------------------
                                     Gary M. Bradley
                                     Vice President and Chief Accounting Officer