Form 10QSB
period 2003-06-30
NITTANY FINANCIAL CORP
filed 2003-08-14
CIK 1059189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB


[X]   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT


                 For the transition period from ______ to ______

                         Commission File Number 0-32623
                         ------------------------------

                             Nittany Financial Corp.
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                           23-2925762
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at August 11, 2003: 1,560,898

         Transitional Small Business Issuer Format (check one) Yes No X

                            NITTANY FINANCIAL CORP.

                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------

PART I  -  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheet (Unaudited) as of                  3
                  June 30, 2003 and December 31, 2002

               Consolidated Statement of Income (Unaudited)
                  for the Three and Six Months ended June 30, 2003
                  and 2002                                                   4

               Consolidated Statement of Changes in Stockholders'
                  Equity (Unaudited) for the Six Months ended
                  June 30, 2003                                              5

               Consolidated Statement of Cash Flows (Unaudited)
                  for the Six Months ended June 30, 2003 and 2002            6

               Notes to Unaudited Consolidated Financial Statements          7

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              11

      Item 3.  Controls and Procedures                                       16

PART II  -  OTHER INFORMATION

      Item 1.  Legal Proceedings                                             17

      Item 2.  Changes in Securities                                         17

      Item 3.  Defaults Upon Senior Securities                               17

      Item 4.  Submission of Matters to a Vote of Security Holders           17

      Item 5.  Other Information                                             17

      Item 6.  Exhibits and Reports on Form 8 - K                            17

SIGNATURES                                                                   19

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                                        June 30,         December 31,
                                                                                         2003                2002
                                                                                     -------------      -------------
                                                                                               (unaudited)
ASSETS
     Cash and due from banks                                                         $     278,978      $     618,937
     Interest-bearing deposits with other banks                                         12,977,478          5,233,136
     Investment securities available for sale                                            4,967,169          6,024,009
     Investment securities held to maturity (estimated
       market value of $42,807,220 and $38,727,663)                                     42,451,514         38,359,925
     Loans receivable (net of allowance for loan losses
       of $1,440,799 and $1,177,141)                                                   153,329,470        124,254,560
     Premises and equipment                                                              2,028,433          1,941,009
     Federal Home Loan Bank stock                                                        1,241,000          1,175,400
     Goodwill                                                                            1,763,231            799,217
     Accrued interest receivable and other assets                                        1,933,527          1,252,839
                                                                                     -------------      -------------
             TOTAL ASSETS                                                            $ 220,970,800      $ 179,659,032
                                                                                     =============      =============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                                  $   7,809,067      $   6,159,204
         Interest-bearing demand                                                        21,115,869         18,717,951
         Money market                                                                   32,794,857         27,517,955
         Savings                                                                       109,631,769         86,498,462
         Time                                                                           19,149,732         17,958,397
                                                                                     -------------      -------------
            Total deposits                                                             190,501,294        156,851,969
     Short-term borrowings                                                               5,267,883          1,141,104
     Other borrowings                                                                   10,871,890         10,615,650
     Accrued interest payable and other liabilities                                        800,557          1,145,853
                                                                                     -------------      -------------
             TOTAL LIABILITIES                                                         207,441,624        169,754,576
                                                                                     -------------      -------------
STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                                                   -                  -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,560,898 and 1,367,225 issued and outstanding                          156,090            136,723
     Additional paid-in capital                                                         13,989,501         11,045,912
     Retained deficit                                                                     (613,862)        (1,268,694)
     Accumulated other comprehensive loss                                                   (2,553)            (9,485)
                                                                                     -------------      -------------
             TOTAL STOCKHOLDERS' EQUITY                                                 13,529,176          9,904,456
                                                                                     -------------      -------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 220,970,800      $ 179,659,032
                                                                                     =============      =============

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                            Three-Months Ended June 30,    Six-Months Ended June 30,
                                                                2003           2002            2003           2002
                                                             -----------    -----------    -----------     -----------
                                                                   (unaudited)                   (unaudited)
INTEREST AND DIVIDEND INCOME
    Loans, including fees                                    $ 2,302,577    $ 1,639,586    $ 4,410,790     $ 3,088,854
    Interest-bearing deposits with other banks                    13,037         43,072         39,905          64,563
    Investment securities                                        377,023        448,495        746,334         902,983
                                                             -----------    -----------    -----------     -----------
           Total interest and dividend income                  2,692,637      2,131,153      5,197,029       4,056,400
                                                             -----------    -----------    -----------     -----------
INTEREST EXPENSE
    Deposits                                                   1,056,983        945,944      2,119,605       1,780,875
    Short-term borrowings                                         12,878         48,222         24,988         100,293
    Other borrowings                                             130,218        118,671        261,641         230,059
                                                             -----------    -----------    -----------     -----------
           Total interest expense                              1,200,079      1,112,837      2,406,234       2,111,227
                                                             -----------    -----------    -----------     -----------

NET INTEREST INCOME                                            1,492,558      1,018,316      2,790,795       1,945,173

Provision for loan losses                                        188,000        118,000        278,000         268,000
                                                             -----------    -----------    -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                 1,304,558        900,316      2,512,795       1,677,173
                                                             -----------    -----------    -----------     -----------
NONINTEREST INCOME
    Service fees on deposit accounts                             126,632        116,525        245,457         213,319
    Investment security gain                                           -              -          6,691           7,630
    Asset management fees                                        150,526              -        489,670               -
    Other                                                         77,851         34,375         86,945          57,078
                                                             -----------    -----------    -----------     -----------

           Total noninterest income                              355,009        150,900        828,763         278,027
                                                             -----------    -----------    -----------     -----------

NONINTEREST EXPENSE
    Compensation and employee benefits                           544,386        399,771      1,063,112         730,228
    Occupancy and equipment                                      148,245        131,942        293,221         248,988
    Professional fees                                             53,725         41,356        101,749          65,738
    Data processing fees                                          95,608         59,932        173,261         122,674
    Supplies, printing, and postage                               31,518         31,924         68,675          65,827
    Advertising                                                   24,442         31,156         61,792          61,540
    ATM processing fees                                           30,322         33,528         62,622          64,122
    Commission expense                                            77,298              -        295,123               -
    Other                                                        109,331         61,309        218,472         120,761
                                                             -----------    -----------    -----------     -----------
           Total noninterest expense                           1,114,875        790,918      2,338,027       1,479,878
                                                             -----------    -----------    -----------     -----------

Income before income taxes                                       544,692        260,298      1,003,531         475,322
Income taxes                                                     189,089         78,503        348,699         110,096
                                                             -----------    -----------    -----------     -----------
NET INCOME                                                   $   355,603    $   181,795    $   654,832     $   365,226
                                                             ===========    ===========    ===========     ===========
EARNINGS PER SHARE
    Basic                                                    $      0.25    $      0.13    $      0.47     $     0.27
    Diluted                                                         0.23           0.13           0.43           0.25

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                      1,408,449      1,359,952      1,405,653       1,359,952
    Diluted                                                    1,529,307      1,430,274      1,527,344       1,448,508

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                      Accumulated
                                                          Additional                      Other           Total
                                               Common      Paid-in       Retained     Comprehensive   Stockholders'  Comprehensive
                                                Stock      Capital       Deficit          Loss           Equity         Income
                                              --------    ----------     -------     --------------   -------------  -------------
Balance, December 31, 2002                    $136,723   $11,045,912   $(1,268,694)      $(9,485)     $ 9,904,456

Net income                                                                 654,832                        654,832     $654,832
Other comprehensive income:
    Unrealized gain on available for sale
    securities net of reclassification
    adjustment, net of taxes of $3,571                                                     6,932            6,932        6,932
                                                                                                                      --------
Comprehensive income                                                                                                  $661,764
                                                                                                                      ========
Exercise of stock options                           16         1,092                                        1,108
Issuance of 36,000 shares of common stock        3,600       590,400                                      594,000
Sale of 157,515 shares of common stock,
    net of offering costs                       15,751     2,352,097                                    2,367,848
                                              --------   -----------   -----------       -------      -----------
Balance, June 30, 2003                        $156,090   $13,989,501   $  (613,862)      $(2,553)     $13,529,176
                                              ========   ===========   ===========       =======      ===========

                                                                                           2003
                                                                                         --------
Components of other comprehensive income:
    Change in net unrealized gain on
      investment securities available
      for sale                                                                           $11,348
    Realized gains included in net income,
      net of taxes of $2,275                                                              (4,416)
                                                                                         -------
Total                                                                                    $ 6,932
                                                                                         =======

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Six-Months Ended June 30,
                                                                    2003          2002
                                                               ------------    ------------
OPERATING ACTIVITIES
     Net income                                                $    654,832    $    365,226
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                  278,000         268,000
         Depreciation, amortization, and accretion, net             509,503         182,747
         Investment security gains                                   (6,691)         (7,630)
         Increase in accrued interest receivable                   (115,856)       (137,411)
         Decrease in accrued interest payable                      (259,453)        (59,720)
         Decrease in income taxes payable                          (676,000)         (8,904)
         Other, net                                                 186,618         140,563
                                                               ------------    ------------
         Net cash provided by operating activities                  570,953         742,871
                                                               ------------    ------------
INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                  (19,826)             --
         Proceeds from sale                                          26,637          37,630
         Proceeds from principal repayments and maturities        1,040,647       2,324,347
     Investment securities held to maturity:
         Purchases                                              (29,941,878)    (10,737,445)
         Proceeds from principal repayments and maturities       25,486,230       5,251,778
     Net increase in loans receivable                           (29,517,912)    (22,482,045)
     Purchase of FHLB stock                                         (65,600)         (4,400)
     Acquisition of subsidiary                                     (370,014)             --
     Purchase of premises and equipment                            (206,154)       (681,957)
                                                               ------------    ------------
         Net cash used for investing activities                 (33,567,870)    (26,292,092)
                                                               ------------    ------------
FINANCING ACTIVITIES
     Net increase in deposits                                    33,649,325      28,844,843
     Net increase in short-term borrowings                        4,126,779          29,272
     Proceeds from other borrowings                                 360,000       2,000,000
     Repayment of other borrowings                                 (103,760)     (1,097,526)
     Exercise of stock options                                        1,108              --
     Proceeds from the sale of common stock                       2,352,113              --
     Issuance of common stock                                        15,751              --
                                                               ------------    ------------
         Net cash provided by financing activities               40,401,300      29,776,589
                                                               ------------    ------------

         Increase in cash and cash equivalents                    7,404,383       4,227,368

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  5,852,073       6,113,158
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 13,256,456    $ 10,340,526
                                                               ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid during the year for:
         Interest on deposits and borrowings                   $  2,665,687    $  3,004,271
         Income taxes                                             1,020,000         119,000

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Nittany Financial Corp. (the "Company") includes its wholly-owned subsidiaries, Nittany Bank (the "Bank"), Nittany Asset Management, Inc, and Vantage Investment Advisors, LLC. All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2003 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended June 30, 2003 and 2002, the diluted number of shares outstanding from employee stock options was 120,858 and 88,556, respectively. For the six-months ended June 30, 2003 and 2002, the diluted number of shares outstanding from employee stock options was 121,691 and 70,322, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2003, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended June 30, 2003, comprehensive income totaled $363,243. For the three and six-months ended June 30, 2002, comprehensive income totaled $210,971 and $344,446.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company's financial position or results of operations.

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

                                             Three Months Ended June 30,              Six Months Ended June 30,
                                               2003                2002                2003               2002
                                             --------           --------            --------           --------

Net income, as reported:                     $355,603           $181,795            $654,832           $365,226

Less proforma expense related
  to stock options                             43,886             40,683              87,771             81,366
                                             --------           --------            --------           --------
Proforma net income                          $311,717           $141,112            $567,061           $283,860
                                             ========           ========            ========           ========


Basic net income per common share:
     As reported                             $   0.25           $   0.13            $   0.47           $   0.26
     Pro forma                                   0.22               0.10                0.40               0.21
Diluted net income per common share:
     As reported                             $   0.23           $   0.13            $   0.43           $   0.24
     Pro forma                                   0.20               0.10                0.37               0.20

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No.149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Company's reported equity.

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

                                  Three Months Ended            Three Months Ended            Six Months Ended
                                    March 31, 2002                June 30, 2002                June 30, 2002

                               Previously        As         Previously         As         Previously        As
                                Reported      Restated       Reported       Restated       Reported      Restated
                              -------------  ------------   ------------   ------------  -------------  ------------
     Net income                $ 175,530     $ 183,430      $ 173,981      $ 181,795      $ 349,511     $ 365,226

     Earnings Per Share:
       Basic                   $    0.13     $    0.13      $    0.13      $    0.13      $    0.26     $    0.27
       Diluted                      0.13          0.13           0.12           0.13           0.24          0.25


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

Overview

     Nittany Financial Corp. ("Nittany") is a unitary thrift holding company organized in 1997 for the purpose of establishing a hometown bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At June 30, 2003, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

     o Nittany Bank commenced banking operations in October 1998 with two offices at 116 East College Avenue and 1276 North Atherton, State College, Pennsylvania. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive in State College and on January 14, 2002, a fourth State College branch office opened at 2541 East College Avenue. In July, 2003, the 129 Rolling Ridge Drive office moved to a larger location in the same general area of State College, PA.

     o Nittany Asset Management, Inc. was formed in May 1999 primarily to offer various types of investment products and services. This subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania and began operations in November 1999.

     o On January 1, 2003, Nittany Financial Corp. acquired Vantage Investment Advisors, LLC ("Vantage") for consideration consisting of cash, the assumption of Vantage debt, and 36,000 shares of the Company's stock. The Company recognized goodwill of approximately $1.0 million Vantage is a registered investment advisor which manages investment assets in excess of $180 million. This subsidiary is also headquartered at 2541 East College Avenue in State College.

     Our retail business is conducted principally through Nittany Bank. Nittany Bank provides a wide range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At June 30, 2003, we had consolidated assets of $221 million, loans receivable (net of allowance for loan losses) of $153 million, deposits of $191 million, and stockholders' equity of $13.5 million. Net income for the quarter ended June 30, 2003 increased $174,000 to $356,000 or $.23 per diluted share, from $182,000 or $.13 per diluted share, for the same 2002 period. This included an income tax expense of $189,000 for 2003 compared to $78,000 for the same 2002 quarter.

Comparison of Financial Condition

     Total assets increased $41,312,000 to $220,971,000 at June 30, 2003 from $179,659,000 at December 31, 2002. The growth in assets for the quarter ended June 30, 2003 represented an increase of $19,064,000 from March 31, 2003. The
Bank's asset growth was driven primarily by strong growth in the 1-4 family residential loan portfolio, which has been funded by steady increases in deposits.

     Cash and cash equivalents increased $7,404,000 to $13,256,000 at June 30, 2003 as compared to $5,852,000 at December 31, 2002. For the quarter ended June 30, 2003, cash and cash equivalents decreased by $908,000 from March 31, 2003. The changes in cash and cash equivalents resulted from temporary fluctuations with interest-bearing deposits with other banks due to the timing of customer activity and investments purchased. Nittany's primary depository is the Federal Home Loan Bank of Pittsburgh.

     Investment securities available for sale decreased $1,057,000 to $4,967,000 at June 30, 2003 as compared to $6,024,000 at December 31, 2002. Additionally, investment securities held to maturity increased $4,092,000 to $42,452,000 at June 30, 2003 from $38,360,000 at December 31, 2002. During the current period, we purchased $29,942,000 of held to maturity securities which were partially funded by $25,486,000 of proceeds received from principal repayments and maturities of held to maturity securities. For the quarter ended June 30, 2003, investment securities available for sale decreased $418,000 as compared to March 31, 2003. Additionally, investment securities held to maturity at June 30, 2003 decreased $2,606,000 as compared to March 31, 2003.

     Approximately $30,800,000 of gross loans closed during the quarter, and loans receivable, net of allowance for loan losses, increased $29,074,000 to $153,329,000 at June 30, 2003 from $124,255,000 at December 31, 2002. The net growth was less than the gross loans booked because of principal reductions and a high level of refinancing activity. For the quarter ended June 30, 2003, loans receivable, net increased $22,510,000 from March 31, 2003. Of such increase in loans receivable, net for the quarter ended June 30, 2003, 1-4 family residential loans increased approximately $17,128,000. The increase in loans receivable resulted from the economic health of our market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. As of June 30, 2003, we had additional commitments to fund loan demand of $9,473,000 of which approximately $5,905,000 relates to commercial and commercial real estate.

     The allowance for loan losses is increased by provisions for loan losses, which is charged against earnings, and is reduced by charge-offs and increased by recoveries. At June 30, 2003, our allowance for loan losses increased $264,000 to $1,441,000 from $1,177,000 at December 31, 2002. The increased allowance resulted from a loan loss provision for the six months ended June 30, 2003 of $278,000 offset by loan chargeoffs of $17,000 and recoveries of $3,000. For the quarter ended June 30, 2002, we increased the allowance by $188,000.

     The additions to the allowance for loan losses are based on growth of residential and commercial loans and upon a further determination by management that it believes is appropriate. Due to our lack of historical experience since we are newly formed, management bases its determination upon such factors as the volume and type of loans that we originate, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in our loan portfolio, there can be no assurance that additional losses will not be required in future periods.

     Total deposits increased $33,649,000 to $190,501,000 at June 30, 2003 from $156,852,000 at December 31, 2002. At June 30, 2003, the Nittany savings deposit account added to our deposit base approximately $22,693,000. For the quarter ended June 30, 2003, interest bearing demand deposits increased $1,749,000 and Nittany savings deposits increased $10,808,000 from March 31, 2003. The Nittany savings deposit product is a competitive deposit account with a tiered annual interest rate of 2.25% for balances over $2,500 for the current period. Increases in Nittany's checking and savings products continue to be the primary source of core deposit growth.

     Stockholder's equity increased $3,625,000 to $13,529,000 at June 30, 2003 from $9,904,000 at December 31, 2002, as a result of net income of $655,000, a decline in accumulative other comprehensive loss of $7,000, and a stock offering of 157,515 shares @ $15.50 per share during the quarter. The proceeds of the offering were approximately $2.4 million. Accumulated other comprehensive loss decreased as a result of changes in the net unrealized loss on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive loss could materially fluctuate from period to period depending on economic and interest rate conditions.

Results of Operations

     Net income for the three months ended June 30, 2003 increased $174,000 to $356,000 from $182,000 for the same 2002 period. Net income for the six months ended June 30, 2003 increased $290,000 to $655,000 from $365,000 for the same 2002 period. The increases in net income for both the three and six month periods were attributable to a $404,000 increase in net interest income and a $204,000 increase in noninterest income attributable largely to Vantage, which became a subsidiary of the Company in 2003. These positive developments were more than sufficient to offset a $305,000 increase in noninterest expense and $119,000 increase in income taxes. Basic and diluted earnings per share increased to $.47 and $.43 per share for the six months ended June 30, 2003 as compared to $.27 and $.25 for the same period of year 2002.

     Net  interest  income for the three  months  ended June 30, 2003  increased
$475,000  to  $1,493,000  as compared to  $1,018,000  for the same 2002  period.
Interest and dividend income increased $562,000 to $2,693,000 for the three months ended June 30, 2003 from $2,131,000 for the same 2002 year period. Increased interest and dividend income for the current three months ended June 30, 2003 was influenced primarily by increases in interest earned on loans receivable of $663,000. Reflecting declining market interest rates, the average yield on interest earning assets decreased to 5.37% for the three-months ended June 30, 2003 from 6.02% for the same period ended 2002. The average yield on loans receivable decreased for the three months ended June 30, 2003 by 76 basis points as compared to the same 2002 period. These declines in yields, however, were more than offset by continued strong growth in the amount of earning assets. At June 30, 2003, the three and six month average balances of interest earning assets were $200 million and $193 million, respectively, compared to $142 million and $134 million for the comparable 2002 periods.

     Net interest income for six months ended June 30, 2003 increased $846,000 to $2,791,000 from $1,945,000 for the same 2002 period. Interest and dividend income increased $1,141,000 to $5,197,000 for the six months ended June 30, 2003 from $4,056,000 for the same 2002 period. The increased interest and dividend income was primarily a result of increases in interest earned on loans receivable of $1,322,000. The average yield on interest earning assets declined to 5.39% for the six months ended June 30, 2003 from 6.05% for the same period ended 2002. The significant increase in residential real estate lending was partially offset but the reduction in yield on loans receivable of 71 basis points in 2003 as compared to 2002.

     Interest expense for the three months ended June 30, 2003 increased $87,000 to $1,200,000 from $1,113,000 for the same 2002 period and was influenced primarily by an increase in average balance of interest bearing deposits of $62,543,000. However, the average cost of funds for interest bearing liabilities decreased 83 basis points to 2.59% from 3.42% for the three months ended June 30, 2003 as compared to the same 2002 period. Additionally, the average cost of funds for deposits decreased 92 basis points for the current three month period as compared to the same 2002 period.

     Interest expense for the six months ended June 30, 2003 increased $295,000 to $2,406,000 from $2,111,000 for the same 2002 period and was influenced primarily by an increase in interest expense on deposits of $339,000. However, the average cost of funds for interest bearing liabilities decreased 75 basis points to 2.68% for the six months ended June 30, 2003 from 3.43% for the same period ended 2002. Additionally, the average cost of funds for deposits decreased 82 basis points for the current six month period as compared to the same 2002 period.

     Management's monitoring and adjusting of loan and deposit rates increased the Bank's net interest margin by 9 basis points to 2.98% from 2.89% at June 30, 2002, a period of dramatic interest rate volatility.

     Total noninterest income increased $204,000, a 135% increase, and $551,000, a 198% increase, respectively for the three and six month periods ending June 30, 2003. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. Additionally, for the three and six months ended June 30, 2003, Vantage and Nittany Asset Management contributed approximately $339,000 and $544,000, respectively in commission and management fees. Note that Vantage was acquired on January 1, 2003 and did not contribute to earnings in the 2002 period.

     Total noninterest expenses increased $324,000 and $858,000 for the three and six months ended June 30, 2003 as compared to the same periods ended 2002. The increase in total noninterest expenses for both periods was related to operating a larger organization which resulted from the acquisition of Vantage, marketing efforts to increase visibility, and higher data processing fees caused by the growing number of loan and deposit accounts. Salary and benefits costs increased in connection with the acquisition of Vantage as three full-time staff were hired. For the three and six months ended June 30, 2003, Vantage and Nittany Asset Management operations contributed approximately $326,000 and $510,000, respectively of other operating expense. Note that Vantage was acquired on January 1, 2003.

     For the three and six months ended June 30, 2003, the Company incurred income tax expense of $189,000 and $349,000, respectively, compared to $78,000 and $110,000, respectively, for the three and six months ended June 30, 2002. The higher income tax expense during 2003 periods reflects the Company's increased earnings during 2003 plus the use of remaining loss carryforwards in 2002. The Company's effective tax rates for both the three and six month periods ended June 30, 2003 were 34.7% compared to 29.5% and 23.2%, respectively for the 2002 periods.

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

     Management monitors both the Company's and Nittany Bank's total risk-based, tier I risk-based and tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2003, the Company's total risk-based, tier I risk-based and tier I leverage ratios were 11.5%, 10.2% and 5.4%, respectively, and Nittany Bank's total risk-based, tier I risk-based and tier I leverage ratios were 12.6%, 11.4% and 5.9%, respectively.

Item 3.  Controls and Procedures

     The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

               None

Item 2.    Changes in Securities

               Not Applicable


Item 3.    Defaults Upon Senior Securities

               None

Item 4.    Submission of Matters to a Vote of Security Holders

               The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 23, 2003:

               Election of a Director for term to expire in 2007:
               D. Michael Taylor was elected by the following vote:

               For:                          1,186,857
               Votes Withheld:                   6,369

               J. Gary McShea was elected by the following vote:

               For:                          1,188,684
               Votes Withheld:                   4,542

               S.R. Snodgrass A.C. was selected as the Company's independent auditors for the fiscal year 2003 by the following vote:

               For:                          1,190,877
               Against:                            396
               Votes Withheld:                   1,953

Item 5.    Other Information

               None

Item 6.    Exhibits and Reports on Form 8-K

          (a) The following exhibits are included in this Report or incorporated herein by reference:
                  3(i)  Amended Articles of Incorporation of Nittany
                         Financial Corp. *
                  3(ii) Bylaws of Nittany Financial Corp. *
                  4     Specimen Stock Certificate of Nittany Financial Corp. *
                  10.1  Employment Agreement between the Bank and David Z.
                         Richards *
                  10.2  Nittany Financial Corp. 1998 Stock Option Plan **
                  31.1  Certification Pursuant to Section 302 of the Securities
                         Exchange Act of 1934 - David Z. Richards

                  31.2  Certification Pursuant to Section 302 of the Securities
                         Exchange Act of 1934 - Gary M. Bradley
                  32.1  Certification  Pursuant to 18 U.S.C.  Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.
                  99.1  Independent Accountants Report

* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

** Incorporated by reference to the identically numbered exhibit to the December 31, 1999 Form 10-KSB filed with the SEC on March 28, 2000.

     (b)  Reports on Form 8-K.

     (1) A Report on Form 8-K was filed on June 27, 2003 pursuant to items 7 and 9 announcing that the Registrant has closed the additional common stock offering previously announced April 25, 2003.

     (2) A Report on Form 8-K was filed on June 3, 2003 pursuant to items 7 and 9 announcing that the Registrant completed the additional common stock offering previously announced April 25, 2003.

     (3) A Report on Form 8-K was filed on May 19, 2003 pursuant to items 5 and 7 announcing that the Registrant has commenced the additional common stock offering previously announced April 25, 2003.

     (4) A Report on Form 8-K was filed on April 30, 2003 pursuant to Items 7 and 12 in accordance with Release No. 34-47583 to report earnings for the quarter ended March 31, 2003.

     (5) A Report on Form 8-K was filed on April 25, 2003 pursuant to items 5 and 7 announcing that the Registrant was filing a Registration Statement with the Securities and Exchange Commission to sell up to 149,500 additional shares of Common Stock.

     (6) A Report on Form 8-K was filed on February 13, 2003 pursuant to items 5 and 7 to report earnings for the quarter and year ended December 31, 2002.

     (7) A report on Form 8-K was filed on January 17, 2003, pursuant to items 5, 7 and 9 announcing that that the Registrant's Board of Directors declared a six-for-five stock split payable in the form of a 20% stock dividend on the Company's outstanding common stock.

     (8) A Report on Form 8-K was filed on January 10, 2003 pursuant to items 5, 7 and 9 announcing the Registrant's new branch office location at 1900 South Atherton St.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                      Nittany Financial Corp.


Date:    August 12, 2003              By: /s/David Z. Richards
                                          --------------------------------------
                                          David Z. Richards
                                          President and Chief Executive Officer



Date:    August 12, 2003              By: /s/Gary M. Bradley
                                          --------------------------------------
                                          Gary M. Bradley
                                          Vice President and Chief Accounting
                                          Officer