Form 10QSB
period 2003-09-30
NITTANY FINANCIAL CORP
filed 2003-11-13
CIK 1059189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______ to ______

                         Commission File Number 0-32623

                            Nittany Financial Corp.
                            -----------------------
        (Exact name of small business issuer as specified in its charter)

            Pennsylvania                                23-292576
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

            2541 E. College Avenue, State College, Pennsylvania 16801
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                (814) 272 - 2265
                                ----------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity outstanding at November 11, 2003:

            Class: Common Stock, par value $.10 per share: 1,560,898

            Transitional Small Business Disclosure Format (check one)

                                  Yes ____ No X

                             NITTANY FINANCIAL CORP.

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet (Unaudited) as of
         September 30, 2003 and December 31, 2002 ......................     3

         Consolidated Statement of Income (Unaudited)
         for the Three and Nine Months ended September 30, 2003
         and 2002.......................................................     4


         Consolidated Statement of Changes in Stockholders' Equity
         (Unaudited) for the Nine months ended September 30, 2003.......     5

         Consolidated Statement of Cash Flows (Unaudited)
         for the Nine Months ended September 30, 2003 and 2002..........     6

         Notes to Unaudited Consolidated Financial Statements ..........     7


Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................     11

Item 3.  Controls and Procedures........................................     15

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     16

Item 2.  Changes in Securities and Use of Proceeds......................     16

Item 3.  Defaults Upon Senior Securities................................     16

Item 4. Submission of Matters to a Vote of Security Holders.............     16

Item 5.  Other Information..............................................     16

Item 6   Exhibits and Reports on Form 8-K...............................     16

SIGNATURES

CERTIFICATIONS

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                    September 30,    December 31,
                                                                        2003             2002
                                                                    -------------    -------------
                                                                     (unaudited)
ASSETS
     Cash and due from banks                                        $     650,824    $     618,937
     Interest-bearing deposits with other banks                         5,898,259        5,233,136
     Investment securities available for sale                           4,434,668        6,024,009
     Investment securities held to maturity (estimated
       market value of $43,972,991 and $38,727,663)                    44,289,418       38,359,925
     Loans receivable (net of allowance for loan losses
       of $1,659,288 and $1,177,141)                                  176,115,140      124,254,560
     Premises and equipment                                             2,574,556        1,941,009
     Federal Home Loan Bank stock                                       1,549,000        1,175,400
     Intangible assets                                                  1,763,231          799,217
     Accrued interest and other assets                                  1,908,986        1,252,839
                                                                    -------------    -------------
             TOTAL ASSETS                                           $ 239,184,082    $ 179,659,032
                                                                    =============    =============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                 $   9,150,947    $   6,159,204
         Interest-bearing demand                                       19,807,856       18,717,951
         Money market                                                  34,743,942       27,517,955
         Savings                                                      122,556,546       86,498,462
         Time                                                          19,776,318       17,958,397
                                                                    -------------    -------------
            Total deposits                                            206,035,609      156,851,969
     Short-term borrowings                                              7,662,130        1,141,104
     Other borrowings                                                  10,958,792       10,615,650
     Accrued interest payable and other liabilities                       559,575        1,145,853
                                                                    -------------    -------------
             TOTAL LIABILITIES                                        225,216,106      169,754,576
                                                                    -------------    -------------
STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                                  -                -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,560,898 and 1,367,230 issued and outstanding         156,090          136,723
     Additional paid-in capital                                        13,973,134       11,045,912
     Retained deficit                                                    (155,410)      (1,268,694)
     Accumulated other comprehensive loss                                  (5,838)          (9,485)
                                                                    -------------    -------------
             TOTAL STOCKHOLDERS' EQUITY                                13,967,976        9,904,456
                                                                    -------------    -------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 239,184,082    $ 179,659,032
                                                                    =============    =============

See accompanying notes to the unaudited consolidated financial statements

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                 Three-Months Ended        Nine-months Ended
                                                    September 30,            September 30,
                                                   2003        2002        2003        2002
                                                ----------  ----------  ----------   ---------
                                                                  (unaudited)
INTEREST AND DIVIDEND INCOME
    Loans, including fees                       $2,601,103  $1,860,797  $7,011,893  $4,949,651
    Interest-bearing deposits with other banks       8,898      43,673      48,803     108,236
    Investment securities                          328,101     400,910   1,074,435   1,303,893
                                                ----------  ----------  ----------   ---------
           Total interest and dividend income    2,938,102   2,305,380   8,135,131   6,361,780
                                                ----------  ----------  ----------   ---------

INTEREST EXPENSE
    Deposits                                     1,051,561   1,008,544   3,171,166   2,789,419
    Short-term borrowings                           19,023      53,040      44,011     153,333
    Other borrowings                               128,013     110,817     389,654     340,876
                                                ----------  ----------  ----------   ---------
           Total interest expense                1,198,597   1,172,401   3,604,831   3,283,628
                                                ----------  ----------  ----------   ---------

NET INTEREST INCOME                              1,739,505   1,132,979   4,530,300   3,078,152

Provision for loan losses                          230,000     142,000     508,000     410,000
                                                ----------  ----------  ----------   ---------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                   1,509,505     990,979   4,022,300   2,668,152
                                                ----------  ----------  ----------   ---------

NONINTEREST INCOME
    Service fees on deposit accounts               124,980     119,717     370,437     333,036
    Investment security gain                             -           -       6,691       7,630
    Asset management fees                          231,764           -     721,434           -
    Other                                           36,125      41,652     123,070      98,730
                                                ----------  ----------  ----------   ---------
           Total noninterest income                392,869     161,369   1,221,632     439,396
                                                ----------  ----------  ----------   ---------

NONINTEREST EXPENSE
    Compensation and employee benefits             544,768     388,630   1,607,880   1,118,858
    Occupancy and equipment                        180,397     124,102     473,618     373,090
    Professional fees                               55,676      41,364     157,425     107,102
    Data processing fees                           112,338      63,618     285,599     186,292
    Supplies, printing, and postage                 35,300      25,932     103,975      91,759
    Advertising                                     42,594      30,381     104,386      91,921
    ATM processing fees                             34,635      32,945      97,257      97,067
    Commission expense                              90,385           -     385,508           -
    Other                                          142,138      78,576     360,610     223,148
                                                ----------  ----------  ----------   ---------
           Total noninterest expense             1,238,231     785,548   3,576,258   2,289,237
                                                ----------  ----------  ----------   ---------

Income before income taxes                         664,143     366,800   1,667,674     818,311
Income taxes                                       205,691     130,749     554,390     232,749
                                                ----------  ----------  ----------   ---------

NET INCOME                                      $  458,452  $  236,051  $1,113,284   $ 585,562
                                                ==========  ==========  ==========   =========

EARNINGS PER SHARE
    Basic                                       $    0.29   $    0.17   $ 0.76       $    0.43
    Diluted                                          0.27        0.16     0.70            0.41

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                        1,560,898   1,359,973   1,457,970   1,359,959
    Diluted                                      1,687,013   1,461,941   1,581,135   1,440,830

See accompanying notes to the unaudited consolidated financial statements

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           Accumulated
                                                                   Additional                 Other        Total
                                                        Common      Paid-in     Retained  Comprehensive Stockholders' Comprehensive
                                                        Stock       Capital     Deficit       Loss        Equity         Income
                                                       --------   -----------  ----------- ---------   -------------- --------------
                                                                              (unaudited)

Balance, December 31, 2002                             $136,723   $11,045,912  $(1,268,694)  $(9,485)  $ 9,904,456

Net income                                                                       1,113,284               1,113,284      $1,113,284
Other comprehensive income:
    Unrealized gain on available for sale securities
    net of reclassification adjustment,
    net of taxes of $1,879                                                                     3,647         3,647           3,647
                                                                                                                        ----------
Comprehensive income                                                                                                    $1,116,931
                                                                                                                        ==========
Exercise of stock options                                    16         1,092                                1,108
Issuance of 36,000 shares of common                       3,600       590,400                              594,000
Sale of 157,515 shares of common stock, net
    of offering costs                                    15,751     2,335,730                            2,351,481
                                                       --------   -----------  ----------- ---------   -----------

Balance, September 30, 2003                            $156,090   $13,973,134  $  (155,410)$ $(5,838)  $13,967,976
                                                       ========   ===========  =========== =========   ===========

                                                                                                           2003
                                                                                                       -----------
Components of other comprehensive income:
    Change in net unrealized gain on
      investment securities available for sale                                                         $     8,063
    Realized gains included in net income, net of taxes of $2,275                                           (4,416)
                                                                                                       -----------

Total                                                                                                  $     3,647
                                                                                                       ===========

See accompanying notes to the unaudited consolidated financial statements

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Nine-months ended September 30,
                                                                        2003            2002
                                                                   ------------    ------------
                                                                            (unaudited)
OPERATING ACTIVITIES
     Net income                                                    $  1,113,284    $    585,562
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                      508,000         410,000
         Depreciation, amortization, and accretion, net                 772,963         292,445
         Investment security gains                                       (6,691)         (7,630)
         Increase in accrued interest receivable                       (198,645)       (264,417)
         Decrease in accrued interest payable                          (293,164)        (55,478)
         (Increase) decrease in taxes payable                          (526,757)        315,436
         Other, net                                                    (218,384)        (71,232)
                                                                   ------------    ------------
         Net cash provided by operating activities                    1,150,606       1,204,686
                                                                   ------------    ------------
INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                      (19,826)              -
         Proceeds from sale                                              26,637          37,630
         Proceeds from principal repayments and maturities            1,555,738       6,090,451
     Investment securities held to maturity:
         Purchases                                                  (44,424,200)    (26,458,521)
         Proceeds from principal repayments and maturities           37,940,573      18,270,784
     Net increase in loans receivable                               (52,370,615)    (37,481,590)
     Purchase of FHLB stock                                            (373,600)         (4,400)
     Acquisition of subsidiary                                         (370,014)              -
     Purchase of premises and equipment                                (849,686)       (708,477)
     Sale of premises and equipment                                      31,000               -
                                                                   ------------    ------------
         Net cash used for investing activities                     (58,853,993)    (40,254,123)
                                                                   ------------    ------------

FINANCING ACTIVITIES
     Net increase in deposits                                        49,183,640      49,162,608
     Net increase in short-term borrowings                            6,521,026         901,676
     Proceeds from other borrowings                                     500,000       4,000,000
     Repayment of other borrowings                                     (156,858)     (1,147,437)
     Exercise of stock options                                            1,108           1,370
     Proceeds from sale of common stock                               2,351,481               -
                                                                   ------------    ------------
         Net cash provided by financing activities                   58,400,397      52,918,217
                                                                   ------------    ------------

         Increase in cash and cash equivalents                          697,010      13,868,780

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      5,852,073       6,113,158
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  6,549,083    $ 19,981,938
                                                                   ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
         Interest on deposits and borrowings                       $  3,897,995    $  4,180,914
         Income taxes                                                 1,095,000         119,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2003 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2002, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended September 30, 2003 and 2002, the diluted number of shares outstanding from employee stock options was 126,115 and 84,973, respectively. For the nine-months ended September 30, 2003 and 2002, the diluted number of shares outstanding from employee stock options was 123,166 and 67,393 respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2003, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended September 30, 2003, comprehensive income totaled $455,167. For the three and nine-months ended September 30, 2002, comprehensive income totaled $279,946 and $624,392.

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

                                           Three Months Ended            Nine Month Ended
                                            September 30,                  September 30,
                                           2003          2002            2003          2002
                                       -----------   -----------   -------------   -----------

Net income, as reported:               $   458,452   $   236,051   $   1,113,284   $   585,562
Less proforma expense related
  to stock options
                                            43,886        40,683         131,657       122,049
                                       -----------   -----------   -------------   -----------
Proforma net income                   $    414,567   $   195,368   $     981,628   $   463,513
                                       ===========   ===========   =============   ===========


Basic net income per common share:
     As reported                       $      0.29   $      0.17   $        0.76   $      0.43
     Pro forma                                0.27          0.14            0.67          0.34

Diluted net income per common share:
     As reported                       $      0.27   $      0.16   $        0.70   $      0.41
     Pro forma                                0.25          0.13            0.62          0.32


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

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

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

Overview

         Nittany Financial Corp. ("Nittany") is a unitary thrift holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At September 30, 2003, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

          o Nittany Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices at 116 East College Avenue and 1276 North Atherton, State College, Pennsylvania. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive in State College and on January 14, 2002, a fourth State College branch office opened at 2541 East College Avenue. On July 28, 2003, the 129 Rolling Ridge Drive office moved to a larger location at 1900 South Atherton Street on the site of the former Shoney's Restaurant.

          o Nittany Asset Management, Inc. was formed in May 1999 primarily to offer various types of investment products and services. This subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania and began operations in November 1999.

          o On January 1, 2003, Nittany Financial Corp. acquired Vantage Investment Advisors, LLC ("Vantage") for consideration consisting of cash, the assumption of Vantage debt, and 36,000 shares of the Company's stock. Vantage is a registered investment advisor which manages investment assets in excess of $ 189 million. This subsidiary is also headquartered at 2541 East College Avenue in State College.

         Our retail business is conducted principally through Nittany Bank. Nittany Bank provides a wide range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At September 30, 2003, we had consolidated assets of $239 million, loans receivable (net of allowance for loan losses) of $176 million, deposits of $206 million, and stockholders' equity of $14.0 million. Net income for the quarter ended September 30, 2003 increased $222,000 to $458,000 or $.27 per diluted share, from $236,000 or

$.16 per diluted share, for the same 2002 period. This included an income tax expense of $206,000 for 2003 compared to $131,000 for the same 2002 quarter.

Comparison of Financial Condition

         Asset growth for the period continued to remain strong. Total assets increased $59,525,000 to $239,184,000 at September 30, 2003 from $179,659,000 at
December 31, 2002. Additionally, the growth in assets for the quarter ended September 30, 2003 represented an increase of $18,213,000 from June 30, 2003.
The Bank's asset growth was driven by strong growth in the 1-4 family residential loan portfolio, which has been funded by steady increases in deposits.

         Cash and cash equivalents increased $697,000 to $6,549,000 at September 30, 2003 as compared to $5,852,000 at December 31, 2002. For the quarter ended September 30, 2003, cash and cash equivalents decreased by $6,707,000 from June 30, 2003. The changes in cash and cash equivalents resulted from temporary fluctuations with interest-bearing deposits with other banks due to the timing of customer activity and investments purchased. Nittany's primary depository is the Federal Home Loan Bank of Pittsburgh.

         Investment securities available for sale decreased $1,589,000 to $4,435,000 at September 30, 2003 as compared to $6,024,000 at December 31, 2002.
Additionally, investment securities held to maturity increased $5,929,000 to $44,289,000 at September 30, 2003 from $38,360,000 at December 31, 2002. During the current period, we purchased $14,482,000 of held to maturity securities which were partially funded by $12,455,000 of proceeds received from principal repayments and maturities of held to maturity securities. For the quarter ended September 30, 2003, investment securities available for sale decreased $532,000 as compared to June 30, 2003. Additionally, investment securities held to maturity at September 30, 2003 increased $1,837,000 as compared to June 30, 2003.

         For the quarter ended September 30, 2003, loans receivable, net of allowance for loan losses, increased $22,786,000 from June 30, 2003. Of such increase, 1-4 family residential loans increased $18,121,000. Year to date, loans receivable, net of allowance for loan losses, increased $51,860,000 to $176,115,000 from $124,255,000 at December 31, 2002. The net growth was less than the loans booked because of principal reductions, unadvanced construction loans, and a high level of refinancing activity. The increase in loans receivable resulted from the economic health of our market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. As of September 30, 2003, we had additional commitments to fund loan demand of $10,052,000 of which approximately $3,307,000 relates to commercial and commercial real estate.

         The allowance for loans is increased by provisions for loan losses, which is charged against earnings, and is reduced by charge-offs and increased by recoveries. At September 30, 2003, our allowance for loan losses increased $482,000 to $1,659,000 from $1,177,000 at December 31, 2002. The increased allowance resulted from a loan loss provision for the nine months ended September 30, 2003 of $508,000 offset by loan chargeoffs of $28,000 and recoveries of $3,000. For the quarter ended September 30, 2003, we added $230,000 to the allowance.

         The additions to the allowance for loan losses are based on growth of residential and commercial loans and upon a further determination by management that it believes is appropriate. Due to our lack of historical experience, management bases its determination upon such factors as the volume and type of loans that we originate, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in our loan portfolio, there can be no assurance that additional provisions will not be required in future periods.

         Total deposits increased $49,184,000 to $206,036,000 at September 30, 2003 from $156,852,000 at December 31, 2002. At September 30, 2003, the Nittany savings deposit account added to our deposit base $122,557,000, an increase of $12,925,000 from June 30, 2003. The Nittany savings deposit product is a competitive deposit account with a tiered annual interest rate of 2.25% for balances over $2,500 for the current period. Increases in Nittany's checking and savings products continue to be the primary source of core deposit growth.

         Stockholder's equity increased $4,064,000 to $13,968,000 at September 30, 2003 from $9,904,000 at December 31, 2002, as a result of net income of $1,113,000, a decline in accumulative other comprehensive loss of $3,000, and a stock offering of 157,515 shares at $15.50 per share during the year. The net proceeds of the offering were approximately $2.4 million. Accumulated other comprehensive loss decreased as a result of changes in the net unrealized loss on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive loss could materially fluctuate from period to period depending on economic and interest rate conditions.

Results of Operations

         Net income for the three months ended September 30, 2003 increased $222,000 to $458,000 from $236,000 for the same 2002 period. Net income for the nine months ended September 30, 2003 increased $527,000 to $1,113,000 from $586,000 for the same 2002 period. The increases in net income for both the three and nine month periods were primarily attributable to strong growth in net interest income. Also contributing to increased earnings was a higher level of noninterest income attributable largely to Vantage, which became a subsidiary of the Company in January 2003. These increases more than offset increases in noninterest expense and income taxes. Basic and diluted earnings per share increased to $.76 and $.70 per share for the nine months ended September 30, 2003 as compared to $.43 and $.41 for the same period of year 2002.

         Net interest income for the three months ended September 30, 2003 increased $607,000 to $1,740,000 as compared to $1,133,000 for the same 2002 period. Interest and dividend income increased $633,000 to $2,938,000 for the three months ended September 30, 2003 from $2,305,000 for the same 2002 year period. Increased interest and dividend income for the current three months ended September 30, 2003 was influenced primarily by increases in interest earned on loans receivable of $740,000. Reflecting declining market interest rates, the average yield on interest earning assets decreased to 5.18% for the three-months ended September 30, 2003 from 5.85% for the same period ended 2002. The average yield on loans receivable decreased for the three months ended September 30, 2003 by 97 basis points as compared to the same 2002 period. These declines in yields, however, were more than offset by continued strong growth in earning assets. At September 30, 2003, the three and nine month average balances of interest earning assets were $229,920,000 and $202,910,000, respectively, compared to $157,708,000 and $150,081,000 for the comparable 2002 periods.

         Net interest income for nine months ended September 30, 2003 increased $1,452,000 to $4,530,000 from $3,078,000 for the same 2002 period. Interest and dividend income increased $1,773,000 to $8,135,000 for the nine months ended September 30, 2003 from $6,362,000 for the same 2002 period. The increased interest and dividend income was primarily a result of increases in interest earned on loans receivable of $2,062,000. The average yield on interest earning assets declined to 5.35% for the nine months ended September 30, 2003 from 5.91% for the same period ended 2002. The significant increase in residential real estate lending was partially offset but the reduction in yield on loans receivable of 74 basis points in 2003 as compared to 2002.

         Interest expense for the three months ended September 30, 2003 increased $27,000 to $1,199,000 from $1,172,000 for the same 2002 period. During this period, there was an increase in average balance of interest bearing deposits of $79,125,000 which was offset by a decrease in the average cost of funds for interest bearing liabilities of 91 basis points to 2.33% from 3.24%. Additionally, the average cost of funds for deposits decreased 87 basis points to 2.18% from 3.05% for the current three month period as compared to the same 2002 period.

         Interest expense for the nine months ended September 30, 2003 increased $321,000 to $3,605,000 from $3,284,000 for the same 2002 period. This increase was caused by an increase in interest expense on deposits of $382,000 offset by a decrease in interest on short term borrowings of $109,000. Average cost of funds for interest bearing liabilities decreased 67 basis points to 2.58% for the nine months ended September 30, 2003 from 3.25% for the same period ended 2002. Additionally, average cost of funds for deposits decreased 70 basis points for the current nine month period as compared to the same 2002 period.

         Attention to the liquidity position of the Bank and management's diligence in monitoring and adjusting loan and deposit rates has allowed the Bank's net interest margin to decrease by only 2 basis points to 3.11% from 3.13% at December 31, 2002, a period of dramatic interest rate volatility.

         Total noninterest income increased $232,000 and $783,000, respectively for the three and nine month periods ending September 30, 2003. Noninterest income is primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. Vantage contributed the majority of the increase during the year. Note that Vantage was acquired on January 1, 2003 and therefore, did not contribute to earnings in the 2002 period.

         Total noninterest expenses increased $452,000 and $1,287,000 for the three and nine months ended September 30, 2003 as compared to the same periods ended 2002. The increase in total noninterest expenses for both periods was related to operating a larger organization which resulted from the acquisition of Vantage, marketing efforts to increase visibility, and higher data processing fees caused by the growing number of loan and deposit accounts. Salary and benefits costs increased in connection with the acquisition of Vantage as three full-time staff were hired. For the nine months ended

September 30, 2003, Vantage and Nittany Asset Management operations contributed approximately $394,000 respectively of other operating expense (excluding the internal management fee). Note that Vantage was acquired on January 1, 2003.

         For the three and nine months ended September 30, 2003, the Company incurred income tax expense of $206,000 and $554,000, respectively, compared to $131,000 and $233,000, respectively, for the three and nine months ended September 30, 2002. The higher income tax expense during 2003 periods reflects the Company's increased earnings during 2003 plus the use of remaining loss carryforwards in 2002. The Company's effective tax rates for the nine month period ended September 30, 2003 was 33% compared to 28% for the 2002 period.

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

         Management monitors both the Company's and Nittany Bank's total risk-based, tier I risk-based and tier I leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2003, the Company and Nittany Bank's total risk-based, tier I risk-based and tier I leverage ratios were 10.9%, 9.6%, 5.1% and 12.6%, 11.3%, 6.0%, respectively.

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

Item 5.    Other information

               None

Item 6.    Exhibits and Reports on Form 8-K

       (a)     The  following   exhibits  are  included  in  this  Report  or
               incorporated  herein by  reference:

            3(i)   Amended Articles of Incorporation of Nittany Financial Corp.*
            3(ii)  Bylaws of Nittany Financial Corp.*
            4      Specimen Stock Certificate of Nittany Financial Corp.*
           10.1    Employment Agreement between the Bank and David Z. Richards*
           10.2    Nittany Financial Corp. 1998 Stock Option Plan **
           31      Certifications pursuant to Rule 13a-14 of the Securities
                     Exchange Act of 1934 as amended
           32      Certification Pursuant to Section 1350, of
                     the Sarbanes-Oxley Act 0f 2002.
           99.0    Independent Accountants Report

* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

** Incorporated by reference to the identically numbered exhibit to the December 31, 1999 Form 10-KSB filed with the SEC on March 28, 2000.

       (b)     Reports on Form 8-K.

            (i) The registrant filed a Report on Form 8-K on August 13, 2003, pursuant to Items 7 and 12, to announce earnings for the quarter ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Nittany Financial Corp.


Date:    November 12, 2003       By:/s/David Z. Richards
                                     -------------------------------------------
                                     David Z. Richards
                                     President and Chief Executive Officer



Date:    November 12, 2003       By:/s/Gary M. Bradley
                                     -------------------------------------------
                                     Gary M. Bradley
                                     Vice President and Chief Accounting Officer