Form 10KSB
period 2003-12-31
NITTANY FINANCIAL CORP
filed 2004-03-30
CIK 1059189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2003
                               -----------------

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                  to             .
                                        ------------    ------------

Commission File No. 0-32623
                    -------

                             Nittany Financial Corp.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Pennsylvania                                            23-2925762
-------------------------------                               ----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

116 East College Avenue, State College, Pennsylvania               16801
-----------------------------------------------------        -------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:                (814) 234-7320
                                                             -------------------

Securities registered under to Section 12(b) of the Exchange Act:     None
                                                                    --------

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock on March 1, 2004, was $29 million. Solely for purposes of this calculation, the term "affiliate" includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant's voting securities.

         As of March 1, 2004, there were issued and outstanding 1,603,960 shares of the Registrant's Common Stock.

         Transitional small business disclosure format (check one):
YES        NO  X .
    ---       ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2003. (Part III)

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

Item 1 - Description of Business
--------------------------------

         Nittany Financial Corp. ("Nittany") is a holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At December 31, 2003, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise).

          o The Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices at 116 East College Avenue and 1276 North Atherton, State College, Pennsylvania. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive in State College, Pennsylvania. Additionally, on January 14, 2002, a fourth branch office was opened in the former Zimms Restaurant at 2541 East College Avenue in State College, Pennsylvania. This building operates as a full service branch office of the Bank, and serves as an office of Nittany Asset Management, Inc. ("Nittany Asset Management"). On July 28, 2003, the 129 Rolling Ridge Drive Office moved to a larger location at 1900 South Atherton Street.


          o Nittany Asset Management was formed in May 1999 primarily to offer various types of investment products and services. This subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania and began operations in November 1999.

          o On January 1, 2003, Nittany acquired Vantage Investment Advisors, LLC ("Vantage") for consideration consisting of cash, the assumption of Vantage debt, and 36,000 shares of the Company's stock. Vantage is a registered investment advisor which manages investment assets in excess of $200 million as of December 31, 2003. This subsidiary is also headquartered at 2541 East College Avenue in State College.

         The Company's business is conducted principally through the Bank. The Company provides a full range of banking services with emphasis on residential real estate lending, consumer lending, commercial lending, and retail deposits. At December 31, 2003, the Company had consolidated assets of $249 million, loans receivable of $183 million, deposits of $221 million, and stockholders' equity of $15 million.

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

                                                                           At December 31,
                              ----------------------------------------------------------------------------------------------------
                                      2003                 2002                 2001                2000               1999
                                 ---------------     ------------------    ---------------    -----------------  -----------------
                                 Amount  Percent     Amount     Percent    Amount  Percent    Amount    Percent  Amount    Percent
                                 ------  -------     ------     -------    ------  -------    ------    -------  ------    -------
                                                                      (Dollars in Thousands)
Type of Loans:
--------------
Real Estate Loans:
  One- to- four family......   $116,315   63.02%   $ 80,163      63.89%   $44,498    59.75%  $25,115     57.39% $15,490     54.98%
  Home equity...............      9,965    5.40       6,341       5.05      4,763     6.40     9,249     21.13    6,504     23.09
  Commercial................     37,918   20.54      26,701      21.28     15,463    20.77     3,078      7.03    2,377      8.44
  Construction..............      8,737    4.73       2,224       1.77      1,236     1.66     1,606      3.67      747      2.65
Commercial..................      9,826    5.32       8,001       6.38      5,971     8.02     2,799      6.39    1,638      5.81
Consumer ...................      1,808     .99       2,048       1.63      2,531     3.40     1,923      4.39    1,417      5.03
                               --------  ------    --------     ------     ------   ------   -------    ------   ------    ------

     Total..................   $184,569  100.00%   $125,478     100.00%    74,462   100.00%  $43,770    100.00%  28,173    100.00%
                               ========  ======    ========     ======     ======   ======   =======    ======   ======    ======
Less:
Deferred loan (costs)
  fees, net.................         89                  46                    25                 10                  7
Allowance for possible
  loan losses...............      1,737               1,177                   650                344                187
                               --------            --------               -------            -------            -------
     Total loans, net.......   $182,743            $124,255               $73,787            $43,416            $27,979
                               ========            ========               =======            =======            =======

Loan Maturity Tables

         The following table sets forth by scheduled repricing dates or the contractual maturity dates the Company's loan portfolio at December 31, 2003. The table does not include prepayments or scheduled principal repayments.


                                           Due after
                             Due within    1 through     Due after
                               1 year       5 years       5 years      Total
                               ------       -------       -------      -----
                                               (In thousands)
Real Estate Loans:
  One- to- four family......   $1,065        $ 1,826     $113,424   $116,315
  Commercial................    2,072          4,129       31,717     37,918
  Construction..............    1,673              -        7,064      8,737
  Home equity...............      374          1,222        8,369      9,965
Commercial..................    2,727          1,988        5,111      9,826
Consumer ...................      627          1,086           95      1,808
                               ------        -------     --------   --------
Total amount due............   $8,538        $10,251     $165,780   $184,569
                               ======        =======     ========   ========

         The following table sets forth the dollar amount of all loans at December 31, 2003, due after December 31, 2003, which have fixed interest rates and floating or adjustable interest rates.


                                                     Floating or
                                                     Adjustable
                                   Fixed Rates          Rates       Total
                                   -----------          -----       -----
                                                   (In thousands)
One- to- four family............      $46,400         $68,850      $115,250
Commercial real estate..........        5,702          30,144        35,846
Construction....................            -           7,064         7,064
Home equity.....................        5,533           4,058         9,591
Commercial......................        2,589           4,510         7,099
Consumer........................          957             224         1,181
                                      -------        --------      --------
         Total..................      $61,181        $114,850      $176,031
                                       ======         =======       =======

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

         Loan Approval Authority and Underwriting. The Company has established various lending limits for its officers and also maintains a loan committee. The loan committee is comprised of the Chairman of the Board, the President, and two Executive Loan Officers and two non-employee members of the Board of Directors. The President has authority to approve applications for mortgage loans up to $350,000, secured loans up to $200,000 and unsecured loans up to $10,000. The Executive Loan Officers have authority to approve mortgage loans up to $350,000, secured loans up to $150,000 and unsecured loans up to $10,000. Additionally, any two of the four Executive Loan Officers have authority to approve applications for real estate loans up to $500,000, secured loans up to $300,000 and unsecured loans up to $50,000. Personal banking officers generally have authority to approve loan applications up to $75,000, depending upon the loan collateral and type of loan. The loan committee considers all applications in excess of the authorized lending limits of the employee officers and the entire Board of Directors ratifies all such loans.

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

         Loan Commitments. Commitments to extend credit are arrangements to lend to the customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available personal and commercial lines of credit, undisbursed construction funding, and various loans approved but not yet funded. At December 31, 2003, loan commitments totalled $5.1 million.

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

         Non-Performing Assets. The following table sets forth information with respect to the Company's non-performing assets for the periods indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. For the year ended December 31, 2003, interest income that would have been recorded on loans accounted for on a nonaccrual basis was not material.

                                                                                        At December 31,
                                                                -----------------------------------------------------------------
                                                                    2003          2002        2001         2000          1999
                                                                    ----          ----        ----         ----          ----
                                                                                        (In Thousands)
Loans accounted for on a non-accrual basis
  One-to-four-family........................................        $ 56          $165        $ --         $ 42          $ --
                                                                    ----          ----        ----         ----
Total non-accrual loans.....................................        $ 56          $165        $ --         $ 42          $ --
                                                                    ====          ====        ====         ====          ====
Accruing loans which are contractually past  due 90
days or more:
  One-to-four family........................................        $ --          $ --        $210         $ --          $ --
  Commercial real estate....................................          --            --          --           --            --
  Home equity...............................................          --            --          --           --             -
  Construction..............................................          --            --          --           --             -
  Commercial................................................          --            --          --           --            --
  Consumer..................................................          --            --          --           --            --
                                                                    ----          ----        ----         ----          ----
Total.......................................................        $ --          $ --        $210         $ --          $ --
                                                                    ====          ====        ====         ====          ====
Real estate owned...........................................        $ --          $ --        $ --         $ --          $ --
                                                                    ----          ----        ----         ----          ----
Total non-performing assets.................................        $ 56          $165        $210         $ 42          $ --
                                                                    ====          ====        ====         ====          ====
Total non-accrual and accrual loans to
   net loans................................................        0.03%         0.13%        .28%        0.09%           --%
                                                                    ====          ====        ====         ====          ====
Total non-performing assets to total assets.................        0.02%         0.09%        .17%        0.06%           --%
                                                                    ====          ====         ===         ====          ====

                                        7

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

         The following table sets forth the Company's classified assets in accordance with its classification system.

                                             At September 30,
                            ----------------------------------------------------
                             2003       2002       2001        2000        1999
                            ------     ------     ------     -------     -------

(In thousands)

Special Mention .......     $2,366     $1,911     $1,697     $    42     $    --
Substandard ...........         --         --         --          --          --
Doubtful ..............         --         --         --          --          --
Loss ..................         56        165         --          --          --
                            ------     ------     ------     -------     -------
                            $2,422     $2,076     $1,697     $    42     $    --
                            ======     ======     ======     =======     =======


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

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated.

                                                                                      At December 31,
                                                    ------------------------------------------------------------------
                                                       2003          2002          2001          2000          1999
                                                    ---------     ---------     ---------     ---------     ---------
                                                                          (Dollars In Thousands)
Total loans outstanding .........................   $ 184,569     $ 125,478     $  74,462     $  43,770     $  28,173
                                                    =========     =========     =========     =========     =========

Average loans outstanding .......................   $ 154,404     $  98,013     $  54,324     $  35,560     $  17,127
                                                    =========     =========     =========     =========     =========


Allowance balance at beginning of period ........   $   1,177     $     650     $     344     $     187     $      99

Provision:
Real estate loans ...............................         593           543           273           126            89
Commercial ......................................          --            --            35            11             6
Consumer ........................................          --            --            13            20             4
                                                    ---------     ---------     ---------     ---------     ---------
                                                          593           543           321           157            99
                                                    ---------     ---------     ---------     ---------     ---------
Charge-offs:
Real estate loans ...............................          (8)           (2)           --            --            --
Commercial ......................................         (10)           (5)           --            --            --
Consumer ........................................         (18)          (22)          (15)           (3)          (11)
                                                    ---------     ---------     ---------     ---------     ---------
                                                          (36)          (29)          (15)           (3)          (11)
                                                    ---------     ---------     ---------     ---------     ---------
Recoveries:
Real estate loans ...............................          --            --            --            --            --
Commercial ......................................          --            --            --            --            --
Consumer ........................................           3            13            --             3            --
                                                    ---------     ---------     ---------     ---------     ---------
                                                            3            13            --             3            --
                                                    ---------     ---------     ---------     ---------     ---------
Allowance balances at end of period .............   $   1,737     $   1,177     $     650     $     344     $     187
                                                    =========     =========     =========     =========     =========

Allowance for loan losses as a percent of total
loans outstanding ...............................        0.94%         0.94%         0.87%         0.79%         0.66%
                                                    =========     =========     =========     =========     =========
Net loans charged off as percent of average loans
outstanding .....................................        0.02%         0.04%         0.03%         0.02%         0.06%
                                                    =========     =========     =========     =========     =========

                                        9

         The following table illustrates the allocation of the allowance for loan losses for each category of loan for the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Company's use of the allowance to absorb losses in other loan categories.

                                                                   At December 31,
                     ------------------------------------------------------------------------------------------------------------
                         2003                    2002                   2001                   2000                1999
                     --------------------  ---------------------   -------------------  -------------------  --------------------
                               Percent of              Percent of            Percent of           Percent of           Percent of
                                Loans in                Loans in              Loans in             Loans in             Loans in
                                  Each                    Each                  Each                 Each                 Each
                               Category to             Category to           Category to          Category to          Category to
                       Amount  Total Loans   Amount    Total Loans   Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                       ------  -----------   ------    -----------   ------  -----------  ------  -----------  ------  -----------
                                                 (Dollars In Thousands)
Type of Loans:
--------------
Real Estate Loans:
  One- to-
    four family......  $1,083     63.02%     $  575        63.89%      $298      59.75%    $133        57.39%   $103       54.98%
  Commercial.........     327     20.54         360        21.28        138      20.77      106        21.13      47       23.09
  Construction.......     102      4.73          21         1.77         10       1.66       19         3.67      --        2.65
  Home equity........      94      5.40          72         5.05         36       6.40       23         7.03      16        8.44
Commercial...........      93      5.32          66         6.38         66       8.02       28         6.39      12        5.81
Consumer.............      17       .99          16         1.63         23       3.40       34         4.39       9        5.03
Unallocated..........      21        --          67           --         79         --       --            -      --          --
                      -------   -------      ------     --------       ----  ---------   ------    ---------    ----   ---------
           Total.....  $1,737    100.00%     $1,177       100.00%      $650     100.00%    $343       100.00%   $187      100.00%
                        =====   ======        =====      ======        ====    ======      ====      ======     ====     ======

                                       10

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

         Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2003, the Company had securities classified as "held to maturity" and "available for sale" in the amount of $39.2 million and $4.1 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2003, the Company's securities available for sale had net unrealized losses of $18,000. These net unrealized gains/losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the portfolio. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 2003, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) collateralized mortgage obligations, (vi) banker's acceptances, (vii) certificates of deposit, (viii) equity securities, and (ix) investment grade corporate bonds, commercial paper and mortgage derivative products. The Board of Directors may authorize additional investments.

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

         Securities Portfolio. The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated:


                                                            At December 31,
                                                      ---------------------------
                                                       2003      2002      2001
                                                      -------   -------   -------
                                                           (In Thousands)
Securities available for sale:
  U.S. government agency securities ..................   $    --   $    --   $ 3,137
  Corporate securities ...............................     1,648     1,628     1,674
  Collateralized mortgage obligations ................        --       220     2,792
  Mortgage-backed securities .........................     2,357     4,082     5,513
  Equity securities ..................................        69        94        72
Securities held to maturity:
  U.S. government agency securities ..................     8,762    13,068     4,777
  Collateralized mortgage obligations ................     1,130     3,464     8,018
  Corporate Securities ...............................       500       511        --
   Mortgage-backed securities ........................    13,570    20,777    15,001
   Obligations of States and Political subdivisions...    15,284         0         0
                                                         -------   -------   -------
Total investment securities ..........................   $43,320   $44,384   $40,984
                                                         =======   =======   =======

         The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Company's investment securities portfolio at December 31, 2003 by contractual maturity. The following table does not include equity securities nor takes into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                               As of December 31, 2003
                             -------------------------------------------------------------------------------------------------------
                                   Within          More than          More than            More than
                                  One Year      One to Five Years  Five to Ten Years       Ten Years     Total Investment Securities
                             ----------------- ------------------ ------------------ -------------------- --------------------------
                             Amortized Average Amortized  Average Amortized  Average   Amortized  Average Amortized Average  Market
                               Cost     Yield    Cost      Yield     Cost     Yield       Cost     Yield     Cost    Yield    Value
                               ----     -----    ----      -----     ----     -----       ----     -----     ----    -----    -----
                                                                (Dollars in thousands)
U.S. government agency
     securities.............  $    -       -%    $  500     4.45%  $ 6,612     3.38%    $ 1,650    4.35%  $ 8,762    3.62%  $ 8,775
Corporate securities........   1,505    3.71         --       --        --       --         680    2.11     2,185    3.22     2,149
Collateralized mortgage
     obligations............      --      --         --       --     1,001     3.48         129    5.57     1,130    3.72     1,138
Mortgage-backed
     securities.............      --      --      3,884     2.12     5,009     4.13       7,045    3.01    15,938    3.11    16,016
Obligations of States and
political subdivisions......      --      --         --       --     4,394     3.23      10,890    3.19    15,284     3.20   15,096
                              ------    ----    -------     ----   -------     ----     -------    ----   -------    ----   -------

   Total investment
     securities.............  $1,505    3.71%   $ 4,384     2.39%  $17,016     3.57%    $20,394    3.17%  $43,299    3.27%  $43,174
                              ======    ====    =======     ====   =======     ====     =======    ====   =======    ====   =======

                                       13

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

         The interest rates paid by the Company on deposits are set at the direction of senior management. Interest rates are determined based on the
Company's liquidity requirements, interest rates paid by the Company's competitors, and the Company's growth goals and applicable regulatory restrictions and requirements. At December 31, 2003, the Company had no brokered deposits.

         The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.


                                                   Certificates
            Maturity Period                        of Deposits
            ---------------                        -----------
                                                  (In thousands)
            Within three months                       $1,387
            Three through six months                     501
            Six through twelve months                    639
            Over twelve months                         3,081
                                                      ------
                                                      $5,608
                                                      ======

         Borrowings. The Company may obtain advances (borrowings) from the FHLB of Pittsburgh ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are secured by investments held in safe keeping at the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Company may also access the Federal Reserve Bank discount window to supplement the Company's supply of lendable funds and to meet deposit withdrawal requirements. The Company also enters into cash management arrangements with commercial deposit customers and places those liabilities on the balance sheet in the form of repurchase or "sweep accounts." At December 31, 2003, there were $2.4 million in these accounts.

         The following table sets forth information concerning short-term borrowings during the periods indicated.


                                                   At or For the Years Ended
                                                         December 31,
                                                  ----------------------------
                                                   2003      2002       2001
                                                   ----      ----       ----
                                                    (Dollars in Thousands)
Cash Management Repos And FHLB advances:
  Ending balance .............................   $2,364    $1,141     $8,715
  Average balance during the year.............    3,018     8,450      4,764
  Maximum month-end balance during the year...    6,869     9,232      8,715
  Average interest rate during the year.......    1.97%     2.35%      2.51%
  Weighted average rate at year end...........    1.96%     2.64%      3.20%


Return On Equity And Assets Ratios

                                                      At or For The Years
                                                       Ended December 31,
                                                   ---------------------------
                                                     2003      2002     2001
                                                     ----      ----     ----
Equity to Asset Ratio.........................       5.96%     5.51%    7.18%
Return on Average Equity......................      12.89      9.47     3.07
Return on Average Assets......................       0.75      0.57      .25
Dividend Payout Ratio.........................         --        --       --

Employees

         At  December  31,  2003,  the  Company  had  55  full-time   equivalent
employees. None of the employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the risk-based system established by the FDIC for setting deposit insurance premiums, for the first six months of 2004, the insurance assessment rates for SAIF-member institutions is from 0% to .27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. The Bank currently qualifies for the lowest assessment rate under the risk-based assessment system and, accordingly, did not pay any deposit insurance assessments during the past fiscal year.

         In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. For calendar 2003, the average annual assessment rate was .0155% of insured deposits.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At December 31, 2003, the Registrant's lending limit for loans to one borrower was approximately $2.2 million and the Registrant had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2003, the Bank was in compliance with its regulatory capital requirements.

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

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2003, the Bank was classified as "well capitalized."

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FreddieMac and the FannieMae, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2003, the Bank was in compliance with its QTL requirement, with 72% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount based on maximum borrowing capacity as determined by FHLB and the Bank's advances from the FHLB. At December 31, 2003, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2003, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2. Description of Property
         (a)      Property.

         The Registrant operates from its main office and three branch offices:

                                                             Year Leased or
             Locations               Leased or Owned            Acquired
             ---------               ---------------            --------
Main Office:
------------

116 East College Avenue                      Leased               1999
State College, Pennsylvania

Branch Offices:
---------------

1276 North Atherton                          Leased               1999
State College, Pennsylvania

1900 South Atherton                          Leased               2003
State College, Pennsylvania

2541 East College Avenue                      Owned               2002
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

Item 3. Legal Proceedings
------- -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

(a) Nittany's common stock is listed on the Electronic Bulletin Board under the symbol "NTNY." Seven different firms (listed on the OTC Bulletin Board) act as market makers for the common stock. These market makers have no obligation to make a market for Nittany's common stock, and they may discontinue making a market at any time.

         The information in the following table indicates the high and low closing prices for the common stock, based upon information from "AOL Personal Finance". These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, do not reflect actual transactions, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers. On January 1, 2001 and January 15, 2002, Nittany issued a 10% stock dividend to stockholders of record as of December 31, 2001 and December 31, 2002, respectively, and on February 15, 2003, Nittany issued a 20% stock dividend to stockholders of record as of January 31, 2003. On February 24, 2004, Nittany issued a 20% stock dividend to stockholders of record as of March 10, 2004. The stock dividends that were issued in 2003, 2002 and 2001 are reflected in the following table.

                                                          High           Low
                                                          ----           ---
2004
----
First Quarter (1).............................           $30.00        $21.00

2003
----
Fourth Quarter................................           $23.00        $18.55
Third Quarter.................................            18.95         16.10
Second Quarter................................            18.00         15.50
First Quarter.................................            19.50         14.50

2002
----
Fourth Quarter................................           $17.00        $14.50
Third Quarter.................................            18.20         13.50
Second Quarter................................            17.25         11.50
First Quarter.................................            13.25         10.20

2001
----
Fourth Quarter................................           $10.50         $9.05
Third Quarter.................................            10.50          9.05
Second Quarter................................            10.25          9.05
First Quarter.................................            10.75          9.18

(1) The results from the first quarter of 2004 reflect data through March 4, 2004.

         Nittany currently has no intention of paying cash dividends in the foreseeable future. Nittany, instead, intends to consider the periodic issuance of stock dividends. Payment of cash dividends is conditioned on earnings, financial condition, cash needs, the discretion of the Board of Directors and compliance with regulatory requirements. Nittany's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect of such payment would cause its regulatory capital to be reduced below the regulatory requirements imposed by the OTS. The number of shareholders of record of common stock as of December 31, 2003, was approximately 627, which does not include the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

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

Overview

         Nittany Financial Corp. ("Nittany") is a unitary thrift holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At December 31, 2003, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

o Nittany Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices at 116 East College Avenue and 1276 North Atherton, State College, Pennsylvania. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive in State College and on January 14, 2002, a fourth State College branch office opened at 2541 East College Avenue. On July 28, 2003, the 129 Rolling Ridge Drive office moved to a larger location at 1900 South Atherton Street.

o Nittany Asset Management, Inc. was formed in May 1999 primarily to offer various types of investment products and services. This subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania and began operations in November 1999.

o On January 1, 2003, Nittany acquired Vantage Investment Advisors, LLC ("Vantage") for consideration consisting of cash, the assumption of Vantage debt, and 36,000 shares of the Company's stock. Vantage is a registered investment advisor which manages investment assets in excess of $200 million as of December 31, 2003. This subsidiary is also headquartered at 2541 East College Avenue in State College.

         Our retail business is conducted principally through Nittany Bank. Nittany Bank provides a wide range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At December 31, 2003, we had consolidated assets of $249 million, loans receivable (net of allowance for loan losses) of $183 million, deposits of $221 million, and stockholders' equity of $14.8 million. Net income for the year ended December 31, 2003 was $1.6 million or $1.01 per diluted share as compared to $887,000 or $.60 per diluted share for 2002. This included an income tax expense of $828,000 for 2003 compared to $412,000 for
2002 and a provision for loan losses of $593,000 for 2003 as compared to $543,000 for 2002.
                                       23

Critical Accounting Policies

         Nittany's accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements. Our most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

         Other Than Temporary Impairment of Equity Securities
         -----------------------------------------------------

         Equity securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

         Allowance for Loan Losses
         --------------------------

         Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. Nittany's allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Nittany's methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of "Notes to Consolidated Financial Statements".

         Goodwill
         ---------

         As discussed in Note 7 of the consolidated financial statements, Nittany must assess goodwill each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

         Deferred Tax Assets
         --------------------

         We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Our deferred tax assets are described further in
Note 16 of the consolidated financial statements.

Market Risk and Net Portfolio Value

         Market risk is the risk of loss of income from adverse changes in prices and rates that are set by the market. The Bank is at risk of changes in interest rates that affect the income it receives on lending and investment activities, as well as the costs associated with its deposits and borrowings. A sudden and substantial change in interest rates may affect earnings if the rates of interest that the Bank earns on its loans and investments does not change at the same speed, to the same extent, or on the same basis as the interest rates the Bank pays on its deposits and borrowings. The Bank makes it a high priority to actively monitor and manage its exposure to interest rate risk.

         The Bank seeks to manage interest rate sensitivity through its asset and liability committee (ALCO) which is comprised of members of management and the board of directors. The committee accomplishes this by first evaluating the interest rate risk that is inherent in the makeup of the Bank's assets and liabilities. The committee then considers the Bank's business strategy, current operating environment, capital and liquidity requirements, as well as the Bank's current performance objectives, to determine an appropriate level of risk. The
Board of Directors has adopted guidelines within which the Bank manages its interest rate risk, trying to minimize to the extent practical its vulnerability to changes in interest rates. These strategies include focusing the Bank's investment activities on short and medium-term securities, emphasizing shorter-term loans and loans with adjustable rate features, and maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates and utilizing deposit marketing programs to adjust the term or repricing of its liabilities.

         The Bank also monitors its interest rate sensitivity through the use of an asset/liability management (ALM) model which estimates the change in its net portfolio value ("NPV") in the event of a range of assumed changes in market interest rates. Net portfolio value is defined as the current market value of assets, less the current market value of liabilities, plus or minus the current value of off-balance sheet items. The change in NPV measures the Bank's vulnerability to changes in interest rates by estimating the change in the market value of its assets, liabilities and off-balance sheet items as a result of an instantaneous change in the general level of interest rates (i.e. shock analysis). At December 31, 2003, the Bank had $5,098,000 of off-balance sheet items, which are described in Footnote 12 to the Consolidated Financial Statements.

         As market interest rates remained at historically low rates during 2003, the average maturities of loans and investment securities shortened due to quicker prepayments, causing an increase in their value. Deposit accounts have only relatively minor movements in a declining interest rate environment, since they are primarily short term in nature, resulting in the value of deposits decreasing more quickly than the value of assets increase. If market interest rates begin to increase, the average maturities of loans and securities will lengthen as prepayment decrease. Decreases in the value of these loans and securities occur at a more rapid rate in the Bank's NPV model than increases in the value of its deposits.

         The following table lists the percentage change in our net portfolio value (NPV) assuming an immediate change in interest rates of plus or minus up to 300 basis points from the level at December 31, 2003:


          Changes in Interest      Estimated      Amount of      Amount of       NPV            Change
         Rates in Basis Points      NPV($)        Change ($)    Change (%)    Ratio (%)     (Basis Points)
         ---------------------      ------        ----------    ----------    ---------     --------------
             (Rate Shock)                            (1)            (2)          (3)             (4)
                   +300              26,012         (9,467)        (27) %       10.11 %         (313)
                   +200              29,491         (5,989)        (17) %       11.29 %         (195)
                   +100              32,882         (2,597)         (7) %       12.41 %          (83)
                      0              35,480              -           -          13.24 %            -
                   -100              36,121            642           2  %       13.43 %           18
                   -200                 N/A            N/A         N/A            N/A            N/A
                   -300                 N/A            N/A         N/A            N/A            N/A

--------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)  Calculated as estimated NPV divided by present value of total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         The NPV model, shown above, which is prepared by the Office of Thrift Supervision (OTS), has significant shortcomings. Based on the model, certain assumptions are made that may or may not actually reflect how actual yields and costs will react to market interest rates. For example, the NPV model assumes that the makeup of its interest rate sensitive assets and liabilities will remain constant over the period being measured. Thus, although using such a model can be instructive in providing an indication of the Bank's exposure to interest rate risk, the Bank cannot precisely forecast the effects of a change in market interest rates, and the results indicated by the model are likely to differ from actual results.


Comparison of Financial Condition

         Asset  growth  for  the  period   continued.   Total  assets  increased
$68,928,000 to $248,587,000  at December 31, 2003 from  $179,659,000 at December
31, 2002. Additionally, the growth in assets for the quarter ended December 31, 2003 represented an increase of $9,403,000 from September 30, 2003. The Bank's asset growth was driven primarily by growth in the 1-4 family residential loan portfolio, which has been funded by steady increases in deposits.

         Cash and cash equivalents increased $9,101,000 to $14,953,000 at December 31, 2003 as compared to $5,852,000 at December 31, 2002. For the quarter ended December 31, 2003, cash and cash equivalents increased by $8,404,000 from September 30, 2003. The changes in cash and cash equivalents resulted from temporary fluctuations with interest-bearing deposits with other banks due to the timing of customer activity and investments purchased. Nittany's primary depository is the Federal Home Loan Bank of Pittsburgh.

         Investment securities available for sale decreased $1,950,000 to $4,074,000 at December 31, 2003 as compared to $6,024,000 at December 31, 2002.
Additionally, investment securities held to maturity increased $886,000 to $39,246,000 at December 31, 2003 from $38,360,000 at December 31, 2002. During the current period, we purchased $48,196,000 of held to maturity securities that were funded by $46,628,000 of proceeds received from principal repayments and maturities of held to maturity securities. Due to the level of taxable earnings, Nittany began purchasing municipal investment securities during 2003. Such securities now account for approximately 35% of the investment portfolio. For the quarter ended December 31, 2003, investment securities available for sale decreased $361,000 and investment securities held to maturity increased $5,043,000 as compared to September 30, 2003.

         For the quarter ended December 31, 2003, loans receivable, net of allowance for loan losses, increased $6,628,000 from September 30, 2003. Of such increase, 1-4 family residential loans increased $4,597,000. Year to date, loans receivable, net of allowance for loan losses, increased $58,488,000 to
$182,743,000 from $124,255,000 at December 31, 2002. The net growth was less than the loans originated because of principal reductions, unadvanced construction loans, and a high level of refinancing activity. The increase in loans receivable resulted from the economic health of our market area and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. As of December 31, 2003, we had additional commitments to fund loan demand of $5.1 million of which approximately $1.9 million relates to commercial and commercial real estate.

         The allowance for loans is increased by provisions for loan losses, which is charged against earnings, and is reduced by charge-offs and increased by recoveries. At December 31, 2003, our allowance for loan losses increased $560,000 to $1,737,000 from $1,177,000 at December 31, 2002. The increased allowance resulted from a loan loss provision for the year ended December 31, 2003 of $593,000 offset by loan chargeoffs of $36,000 and recoveries of $3,000. For the quarter ended December 31, 2003, we increased the allowance for loan losses by $85,000.

         The additions to the allowance for loan losses are based on growth of residential and commercial loans and upon a further determination by management that it believes is appropriate. Due to our lack of historical experience, management bases its determination upon such factors as the volume and type of loans that we originate, the amount and trends relating to our delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio. Although we maintain our allowance for loan losses at a level that we consider to be adequate to provide for the inherent risk of loss in our loan portfolio, there can be no assurance that significant additional provisions will not be required in future periods.

         Total deposits increased $64,041,000 to $220,893,000 at December 31, 2003 from $156,852,000 at December 31, 2002. At December 31, 2003, the Nittany savings deposit account added to our deposit base $136,274,000, an increase of $13,717,000 from September 30, 2003. The Nittany savings deposit product is a competitive deposit account with a tiered annual interest rate of 2.25% for balances over $2,500 for the current period. Increases in Nittany's checking and savings products continue to be the primary source of core deposit growth.

         Stockholder's equity increased $4,924,000 to $14,828,000 at December 31, 2003 from $9,904,000 at December 31, 2002, as a result of net income of $1,625,000, an increase in accumulative other comprehensive loss of $3,000, and a stock offering of 157,515 shares at $15.50 per share during the year. The net proceeds of the offering were approximately $2.4 million. Also during 2003, Nittany acquired Vantage for 36,000 shares of common stock, which resulted in the recognition of approximately $1.0 million of goodwill. Accumulated other comprehensive loss decreased as a result of changes in the net unrealized loss on investment securities available for sale due to fluctuations in interest rates. Because of interest rate volatility, accumulated other comprehensive loss could materially fluctuate from period to period depending on economic and interest rate conditions.

Results of Operations

         Net income for the three months ended December 31, 2003 increased $211,000 to $512,000 from $301,000 for the same 2002 period. Net income for the year ended December 31, 2003 increased $738,000 to $1,625,000 from $887,000 for the same 2002 period. The increases in net income for both the three month period and year were primarily attributable to growth in net interest income. Also contributing to increased earnings was a higher level of noninterest income attributable largely to Vantage, which became a subsidiary of the Company in January 2003. These increases were more than offset by increases in noninterest expense and income taxes. Basic and diluted earnings per share increased to $1.09 and $1.01 per share for the year ended December 31, 2003 as compared to $.65 and $.60 for year 2002.


         Net interest income for the three months ended December 31, 2003 increased $511,000 to $1,836,000 as compared to $1,325,000 for the same 2002 period. Interest and dividend income increased $550,000 to $3,084,000 for the three months ended December 31, 2003 from $2,534,000 for the same 2002 year period. Increased interest and dividend income for the current three months ended December 31, 2003 was influenced primarily by increases in interest earned on loans receivable of $628,000. The average yield on interest earning assets increased to 5.12% for the three-months ended December 31, 2003 from 5.11% for the same period ended 2002. The average yield on loans receivable decreased for the three months ended September 30, 2003 by 28 basis points as compared to the same 2002 period. These declines in yields, however, were more than offset by continued growth in earning assets. At December 31, 2003, the three month and yearly average balances of interest earning assets were $241,107,000 and $211,030,000, respectively, compared to $229,920,000 and $150,081,000 for the comparable 2002 periods.

         Net interest income for the year ended December 31, 2003 increased $1,962,000 to $6,366,000 from $4,404,000 for the same 2002 period. Interest and dividend income increased $2,323,000 to $11,219,000 for the year ended December 31, 2003 from $8,896,000 for the same 2002 period. The increased interest and dividend income was primarily a result of increases in interest earned on loans receivable of $2,690,000. The average yield on interest earning assets declined to 5.37% for the year ended December 31, 2003 from 5.93% for the same period ended

2002. The significant increase in residential real estate lending was partially offset but the reduction in yield on loans receivable of 87 basis points in 2003 as compared to 2002.

         Interest expense for the three months ended December 31, 2003 increased $39,000 to $1,248,000 from $1,209,000 for the same 2002 period. During this period, there was an increase in the average balance of interest bearing deposits of $10,767,000 while the average cost of funds for interest bearing liabilities held steady at 2.33%. Additionally, the average cost of funds for deposits increased 2 basis points to 2.20% from 2.18% for the current three month period as compared to the same 2002 period.

         Interest expense for the year ended December 31, 2003 increased $360,000 to $4,853,000 from $4,493,000 for the same 2002 period. This increase was caused by an increase in interest expense on deposits of $470,000 offset by a decrease in interest on short term borrowings of $138,000. Average cost of funds for interest bearing liabilities decreased 78 basis points to 2.48% for the year ended December 31, 2003 from 3.26% for the same period ended 2002. Additionally, average cost of funds for deposits decreased 76 basis points for the current year as compared to the same 2002 period.

         For a detailed analysis of interest income and interest expense, see "Average Balance Sheet and Rate/Volume Analysis" below.


Average Balance Sheet.

The following table sets forth certain information relating to the Company for the periods indicated. The average yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively for the periods presented. Average balances are derived from average daily balances.

                                                                     For the period ended
                                   ------------------------------------------------------------------------------------------
                                                  12/31/2003                                     12/31/2002
                                   -----------------------------------------    ---------------------------------------------

                                                                   (4)                                              (4)
                                    Average                      Average           Average                        Average
                                    Balance     Interest (1)     Yield/Cost        Balance       Interest (1)   Yield/Cost
                                    -------     ------------     ----------        -------       ------------   ----------
                                                                     (Dollars in thousands)
Interest-earning assets:
  Loans receivable                   $154,404        $9,711           6.29%           $98,013        $7,021            7.16%
  Investments securities               48,310         1,451           3.23%            41,508         1,743            4.20%
  Interest-bearing deposits with
    other banks                         8,315            57           0.69%            10,560           133            1.26%
                                   -----------  ------------  --------------    --------------  ------------   --------------
Total interest-earning assets         211,029        11,219           5.37%           150,081         8,897            5.93%
                                                ------------                                    ------------
Noninterest-earning assets              8,467                                           6,576
Allowance for loan losses              (1,435)                                           (900)
                                   -----------                                  --------------
Total assets                         $218,061                                        $155,757
                                   ===========                                  ==============
Interest-bearing liabilities:
  Interest - bearing demand
    deposits                          $17,726           165           0.93%           $13,766           227            1.65%
  Money market deposits               $33,819           810           2.40%            19,429           609            3.13%
  Savings deposits                    110,070         2,600           2.36%            68,597         2,077            3.03%
  Certificates of deposit              22,087           720           3.26%            21,689           912            4.20%
  Advances from FHLB                   11,818           558           4.72%            14,552           668            4.59%
                                   -----------  ------------  --------------    --------------  ------------   --------------
Total interest-bearing liabilities    195,520         4,853           2.48%           138,033         4,493            3.26%
                                   -----------  ------------                    --------------  ------------   --------------
Noninterest-bearing liabilities
  Demand deposits                       6,758                                           5,066
  Other liabilities                     3,178                                           3,294
Stockholders' equity                   12,605                                           9,364
                                   -----------                                  --------------
Total liabilities and
  stockholders' equity                218,061                                         155,757
                                   -----------                                  --------------
Net interest income                                  $6,366                                          $4,404
                                                ============                                    ============
Interest rate spread (2)                                              2.89%                                            2.67%
Net yield on interest-earning assets (3)                              3.07%                                            2.93%
Ratio of average interest-earning assets to
  Average interest-bearing liabilities                              107.93%                                          108.73%
-----------------------

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

         Rate/Volume Analysis. The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume  (changes in average  volume  multiplied  by old rate) and
(ii) changes in rate (changes in rate multiplied by old volume). Increases and decreases due to both rate and volume, which cannot be separated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                 Year Ended December 31,
                                          --------------------------------------
                                                      2003 vs 2002
                                          --------------------------------------
                                                   Increase (Decrease)
                                                         Due to
                                          ----------  ------------   -----------

                                           Volume         Rate           Net
                                           ------         ----           ---
                                                 (Dollars in thousands)
Interest income:
  Loans receivable                        $   3,414     $   (724)     $   2,690
  Investment securities                         706         (998)          (292)
  Other interest-earning assets                 (24)         (52)           (76)
                                          ----------    ----------    ----------
    Total interest-earning assets             4,096       (1,774)         2,322
                                          ----------    ----------    ----------

Interest expense:
  Interest - bearing demand deposits      $     121     $   (183)     $     (62)

  Money market deposits                         295          (94)           201
  Savings deposits                              822         (299)           523
  Certificates of deposit                        17         (209)          (192)
  FHLB advances                                (130)          20           (110)
                                          ----------    ----------    ----------
    Total interest-bearing liabilities        1,125         (765)           360
                                          ----------    ----------    ----------

Change in net interest income             $   2,971     $ (1,009)     $   1,962
                                          ==========    ==========    ==========

         Total noninterest income increased $432,000 and $1,215,000, respectively for the three month and year ending December 31, 2003. Noninterest income is primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. Vantage contributed the majority of the increase during the year. Note that Vantage was acquired on January 1, 2003 and therefore, did not contribute to earnings in the 2002 period.

         Total noninterest expenses increased $685,000 and $1,973,000 for the three months and year ended December 31, 2003 as compared to the same periods ended 2002. The increase in total noninterest expenses for both periods was related to operating a larger organization which resulted from the acquisition of Vantage, marketing efforts to increase visibility, and higher data processing fees caused by the growing number of loan and deposit accounts. Salary and benefits costs increased in connection with the acquisition of Vantage as three full-time staff were hired. In addition, a supplemental retirement plan was implemented for certain members of senior management that resulted in an additional expense of approximately $47,000 for 2003. For the year ended December 31, 2003, Vantage and Nittany Asset Management operations contributed approximately $672,000 of total noninterest expense.

         For the three month and year ended December 31, 2003, the Company incurred income tax expense of $273,000 and $828,000 respectively, compared to $179,000 and $412,000, respectively, for the three month and year ended December 31, 2002. The higher income tax expense during 2003 periods reflects the Company's increased earnings during 2003 plus the use of remaining loss carryforwards in 2002. The Company's effective tax rate for the year ended December 31, 2003 was 34% compared to 32% for the 2002 period.


Liquidity and Capital Resources

         Liquidity management for Nittany is measured and monitored on both a short- and long-term basis, allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to Nittany. Both short- and long-term liquidity needs are addressed by maturities, repayments, and sales of investments securities, and loan repayments and maturities. The use of these resources, in conjunction with access to credit, provide the core ingredients for satisfying depositor, borrower, and creditor needs.

         Nittany's liquid assets consist of cash and cash equivalents, and investment securities classified as available for sale. The level of these assets is dependent on Nittany's operating, investing, and financing activities during any given period. At December 31, 2003, cash and cash equivalents totaled $15.0 million or 6.0% of total assets while investment securities classified as available for sale totaled $4.1 million or 1.6% of total assets. Management believes that the liquidity needs of Nittany are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Nittany to meet cash obligations and off-balance sheet commitments as they come due.

         Operating activities provided net cash of $2.2 million and $2.1 million for 2003 and 2002, respectively, generated principally from net income of $1.6 million and $900,000 in each of these respective periods. Also contributing to operating activities was the provision for loan losses and the annual depreciation, amortization, and accretion of $593,000 and $973,000 for 2003 and $543,000 and $564,000 for 2002.

         Investing activities consist primarily of loan originations and repayments and investment purchases and maturities. These cash usages primarily consisted of loan originations of $59.1 million and $51.0 million for 2003 and 2002, respectively, as well as investment purchases of $48.2 million and $40.2 million for 2003 and 2002, respectively. Partially offsetting the usage of investment activities is $48.5 million and $36.5 million of proceeds from investment security maturities and repayments for 2003 and 2002, respectively.

         Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and proceeds from the sale of common stock. During 2003, net cash provided by financing activities totaled $67.2 million, principally derived from an increase in deposit accounts, particularly savings deposits. Also contributing to this influx of cash was proceeds from other borrowings of $2.5 million and proceeds from the sale of common stock of $2.4 million. Partially offsetting these amounts was $2.1 million of repayments of borrowed funds in 2003. During 2002, net cash provided by financing activities totaled $53.6 million, principally derived from an increase in deposit accounts, and savings deposits specifically. Offsetting this amount was the net repayment of borrowed funds of $4.8 million.

         Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on Nittany's commitment to make loans, as well as management's assessment of Nittany's ability to generate funds. Nittany anticipates that it will have sufficient liquidity to satisfy estimated short-term and long-term funding needs.

         Nittany's primary source of capital has been retained earnings. Historically, Nittany has generated net retained income to support normal growth and expansion. Management has developed a capital planning policy to not only ensure compliance with regulations, but also to ensure capital adequacy for future expansion.

         Nittany is subject to federal regulations imposing minimum capital requirements. Management monitors both Nittany's and the Bank's Total risk-based, Tier I risk-based and Tier I leverage capital ratios to assess compliance with regulatory guidelines. At December 31, 2003, both Nittany and the Bank's Total risk-based, Tier I risk-based and Tier I leverage ratios were 11.2%, 9.9%, 5.3%, 12.8%, 11.6%, and 6.2%, respectively.

Off Balance Sheet Arrangements

      In the normal course of business, the Company makes various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary. Commitments generally have fixed expiration dates within one year of their origination.

The off-balance sheet commitments comprises the following:

                                            2003        2002
                                         --------    --------
     Commitments to extend credit:
           Fixed rate                    $    673    $  2,511
           Variable rate                    3,255      11,250
                                         --------    --------
                                            3,928      13,761
     Letters of credit                      1,170
                                         --------    --------

                    Total                $  5,098    $ 13,761
                                         ========    ========


The range of interest rates on fixed rate loan  commitments  was 5.85 percent to
6.75 percent at December 31, 2003.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments consist of undisbursed residential construction loans, available commercial and personal lines of credit, and loans approved but not yet funded. Fees from the issuance of the credit lines are generally recognized over the period of maturity.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized over the coverage period. For secured letters of credit, the collateral is typically bank deposit instruments or customer business assets.

The Company is committed under three noncancelable operating leases for the Bank's office facilities with remaining terms through 2008. At December 31, 2003, the minimum rental commitments under these leases are as follows:

                                     (In thousands)
                        2004            $    239
                        2005                 239
                        2006                 239
                        2007                 192
                        2008                 144
                                        --------

                             Total      $  1,053
                                        ========



Occupancy and equipment expenses include rental expenditures of $221,000 and $144,000 for 2003 and 2002, respectively.

Impact of New Accounting Standards

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No.149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133, Implementation Issues, that have been effective for fiscal quarters that began prior to September 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after September 30, 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

         In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity ("VIE") and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this Interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

For additional information with respect to new accounting standards, see Note 1 to the Consolidated Financial Statements.

Item 7.  Financial Statements
-------  --------------------


                             NITTANY FINANCIAL CORP.

                           STATE COLLEGE, PENNSYLVANIA





                                  AUDIT REPORT

                                DECEMBER 31, 2003

                             NITTANY FINANCIAL CORP.
                    CONSOLIDATED AUDITED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



                                                                      Page
                                                                     Number
                                                                     ------

Report of Independent Auditors                                         38

Financial Statements:

     Consolidated Balance Sheet                                        39

     Consolidated Statement of Income                                  40

     Consolidated Statement of Changes in Stockholders' Equity         41

     Consolidated Statement of Cash Flows                              42

Notes to Consolidated Financial Statements                             43

                                    Snodgrass
                          Certified Public Accountants
                                       and
                                   Consultants






                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



Board of Directors and Stockholders
Nittany Financial Corp.

We have audited the consolidated balance sheet of Nittany Financial Corp. and its subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nittany Financial Corp. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ S.R. Snodgrass, A.C.


Wexford, PA
January 9, 2004

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                             December 31,
                                                                        2003             2002
                                                                    -------------    -------------

ASSETS
     Cash and due from banks                                        $     805,812    $     618,937
     Interest-bearing deposits with other banks                        14,147,474        5,233,136
                                                                    -------------    -------------
       Cash and cash equivalents                                       14,953,286        5,852,073
     Investment securities available for sale                           4,074,095        6,024,009
     Investment securities held to maturity (estimated
       market value of $39,168,895 and $38,727,563)                    39,246,289       38,359,925
     Loans receivable                                                 184,480,012      125,431,701
     Less allowance for loan losses                                     1,737,475        1,177,141
                                                                    -------------    -------------
       Net loans                                                      182,742,537      124,254,560
     Premises and equipment                                             2,570,953        1,941,009
     Goodwill                                                           1,763,231          799,217
     Accrued interest and other assets                                  3,236,922        2,428,239
                                                                    -------------    -------------

             TOTAL ASSETS                                           $ 248,587,313    $ 179,659,032
                                                                    =============    =============

LIABILITIES
     Deposits:
         Noninterest-bearing demand                                 $   7,880,177    $   6,159,204
         Interest-bearing demand                                       21,902,355       18,717,951
         Money market                                                  34,237,951       27,517,955
         Savings                                                      136,273,936       86,498,462
         Time                                                          20,598,238       17,958,397
                                                                    -------------    -------------
            Total deposits                                            220,892,657      156,851,969
     Short-term borrowings                                              2,363,887        1,141,104
     Other borrowings                                                   9,829,866       10,615,650
     Accrued interest payable and other liabilities                       673,159        1,145,853
                                                                    -------------    -------------

             TOTAL LIABILITIES                                        233,759,569      169,754,576
                                                                    -------------    -------------

STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                                 --               --
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,603,960 and 1,367,230 issued and outstanding         160,396          136,723
     Additional paid-in capital                                        14,323,021       11,045,912
     Retained earnings (deficit)                                          356,344       (1,268,694)
     Accumulated other comprehensive loss                                 (12,017)          (9,485)
                                                                    -------------    -------------

             TOTAL STOCKHOLDERS' EQUITY                                14,827,744        9,904,456
                                                                    -------------    -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 248,587,313    $ 179,659,032
                                                                    =============    =============



See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                    Year Ended December 31,
                                                       2003          2002
                                                   -----------   -----------

INTEREST AND DIVIDEND INCOME
     Loans, including fees                         $ 9,710,520   $ 7,020,575
     Interest-bearing deposits with other banks         57,304       132,997
     Investment securities
        Taxable                                      1,207,356     1,715,512
        Exempt from federal income tax                 209,174            --
     Other dividend income                              34,607        27,192
                                                   -----------   -----------
             Total interest and dividend income     11,218,961     8,896,276
                                                   -----------   -----------

INTEREST EXPENSE
     Deposits                                        4,294,545     3,824,151
     Short-term borrowings                              59,594       198,191
     Other borrowings                                  498,806       470,277
                                                   -----------   -----------
             Total interest expense                  4,852,945     4,492,619
                                                   -----------   -----------

NET INTEREST INCOME                                  6,366,016     4,403,657

Provision for loan losses                              593,000       543,000
                                                   -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                       5,773,016     3,860,657
                                                   -----------   -----------

NONINTEREST INCOME
     Service fees on deposit accounts                  487,332       468,644
     Investment securities gains                        30,130         7,450
     Asset management fees and commissions           1,223,376        97,149
     Other                                              59,505        22,627
                                                   -----------   -----------
             Total noninterest income                1,800,343       595,870
                                                   -----------   -----------

NONINTEREST EXPENSE
     Compensation and employee benefits              2,280,552     1,569,018
     Occupancy and equipment                           646,825       503,213
     Professional fees                                 220,413       143,731
     Data processing                                   397,312       250,884
     ATM and debit card processing and supplies        132,541       131,221
     Stationery, printing, supplies, and postage       140,726       127,573
     Solicitor fees                                    650,198            --
     Advertising                                       140,424       123,038
     Other                                             511,458       309,587
                                                   -----------   -----------
             Total noninterest expense               5,120,449     3,158,265
                                                   -----------   -----------

Income before income taxes                           2,452,910     1,298,262
Income taxes                                           827,872       411,749
                                                   -----------   -----------

NET INCOME                                         $ 1,625,038       886,513
                                                   ===========   ===========

EARNINGS PER SHARE
     Basic                                         $     1.09    $      0.65
     Diluted                                             1.01           0.60


See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                               Additional     Retained       Other        Total
                                                      Common    Paid-in       Earnings   Comprehensive Stockholders'  Comprehensive
                                                      Stock     Capital       (Deficit)  Income (Loss)    Equity         Income
                                                    --------- ------------  -------------------------- -------------  -------------

Balance, December 31, 2001                          $ 113,329 $ 11,069,804  $ (2,155,207) $  (66,110)  $   8,961,816

Net income                                                                       886,513                     886,513  $     886,513
Other comprehensive income:
  Unrealized gain on available for sale securities
  net of reclassification adjustment,
  net of taxes of $29,170                                                                     56,625          56,625         56,625
Comprehensive income                                                                                                  $     943,138
                                                                                                                      =============
Exercise of stock options                                  17        1,353                                     1,370
Twenty percent stock split, effected in the form
  of a stock dividend (including cash paid for
  fractional shares)                                   23,377      (25,245)                                   (1,868)
                                                    --------- ------------  ------------  ----------   -------------

Balance, December 31, 2002                            136,723   11,045,912    (1,268,694)     (9,485)      9,904,456

Net income                                                                     1,625,038                   1,625,038  $   1,625,038
Other comprehensive loss:
  Unrealized loss on available for sale securities
  net of reclassification adjustment,
  net of tax benefit of $1,304                                                                (2,532)         (2,532)        (2,532)
                                                                                                                      -------------
Comprehensive income                                                                                                  $   1,622,506
                                                                                                                      =============
Exercise of stock options                               4,322      350,979                                   355,301
Issuance of 36,000 shares of common stock               3,600      590,400                                   594,000
Sale of 157,515 shares of common stock,
  net of offering costs                                15,751    2,335,730                                 2,351,481
                                                    --------- ------------  ------------  ----------   -------------

Balance, December 31, 2003                          $ 160,396 $ 14,323,021  $    356,344  $  (12,017)  $  14,827,744
                                                    ========= ============  ============  ==========   =============

                                                                                             2003          2002
                                                                                          ----------   -------------

Components of other comprehensive income (loss):
  Change in net unrealized gain on
    investment securities available for sale                                              $   17,354   $      61,542
  Realized gains included in net income, net of taxes of $10,244 and $2,533, respectively    (19,886)         (4,917)
                                                                                          ----------   -------------

Total                                                                                     $   (2,532)  $      56,625
                                                                                          ==========   =============

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                                 2003            2002
                                                                             ------------    ------------
OPERATING ACTIVITIES
     Net income                                                              $  1,625,038    $    886,513
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses                                                593,000         543,000
         Depreciation, amortization, and accretion, net                           972,982         564,027
         Investment securities gains                                              (30,130)         (7,450)
         Increase in accrued interest receivable                                 (210,007)       (264,491)
         Decrease in accrued interest payable                                      (4,918)        (23,737)
         Increase (decrease) in accrued income taxes payable                     (555,721)        318,505
         Deferred income taxes                                                   (131,919)       (240,592)
         Other, net                                                               (72,962)        344,655
                                                                             ------------    ------------
             Net cash provided by operating activities                          2,185,363       2,120,430
                                                                             ------------    ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                                (19,826)             --
         Proceeds from sale                                                        78,144          37,450
         Proceeds from principal repayments and maturities                      1,868,817       7,140,496
     Investment securities held to maturity:
         Purchases                                                            (48,195,957)    (40,191,128)
         Proceeds from principal repayments and maturities                     46,628,442      29,334,515
     Net increase in loans receivable                                         (59,081,005)    (50,984,005)
     Acquisition of subsidiary                                                   (370,014)
     Purchase of regulatory stock                                                (311,900)       (464,700)
     Purchase of premises and equipment                                          (896,320)       (814,671)
     Sale of premises and equipment                                                31,000
                                                                             ------------    ------------
         Net cash used for investing activities                               (60,268,619)    (55,942,043)
                                                                             ------------    ------------

FINANCING ACTIVITIES
     Net increase in deposits                                                  64,040,688      58,330,733
     Net increase (decrease) in short-term borrowings                           1,222,783      (7,573,450)
     Proceeds from other borrowings                                             1,300,000       4,000,000
     Repayment of other borrowings                                             (2,085,784)     (1,198,125)
     Exercise of stock options                                                    355,301           1,370
     Proceeds from sale of common stock                                         2,351,481
                                                                             ------------    ------------
         Net cash provided by financing activities                             67,184,469      53,560,528
                                                                             ------------    ------------

         Increase (decrease) in cash and cash equivalents                       9,101,213        (261,085)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,852,073       6,113,158
                                                                             ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 14,953,286    $  5,852,073
                                                                             ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
         Interest on deposits and borrowings                                 $  4,857,863    $  4,516,356
         Income taxes                                                           1,500,000         119,000

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

     Nature of Operations and Basis of Presentation
     ----------------------------------------------

     Nittany Financial Corp. (the "Company") was incorporated under the laws of the State of Pennsylvania for the purpose of becoming a unitary savings and loan holding company. The Company presently has three operating subsidiaries, Nittany Bank (the "Bank"), a federal stock savings institution, and Nittany Asset Management, Inc. ("Nittany"), an investment products and services company, and Vantage Investment Advisors, LLC ("Vantage"), a registered investment advisory firm providing fee based investment management services. The Bank's principal sources of revenue are derived from its commercial, commercial mortgage, residential real estate, and consumer loan financing, investment portfolios, deposit services, and investment services offered to its customers. The Company's business is conducted by its wholly owned subsidiaries, the Bank, Nittany, and Vantage, all located in State College, Pennsylvania. The Company and Nittany are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, while the Bank is subject to regulation and supervision by the Office of Thrift Supervision ("OTS").

     The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, the Bank, Nittany, and Vantage. All intercompany transactions have been eliminated in consolidation. The investment in subsidiaries on the parent company's financial statements is carried at the parent company's equity in the underlying net assets.

     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

     Investment Securities
     ---------------------

     Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses on available-for- sale securities are reported as a separate component of stockholders' equity until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

     Common stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") and Enterprise Technology Alliance represents ownership in institutions that are wholly owned by other financial institutions. These equity securities are accounted for at cost and classified with other assets on the Consolidated Balance Sheet.

     Loans Receivable
     ----------------

     Loans receivable are stated at their unpaid principal amounts, net of the allowance for loan losses. Interest on loans is recognized as income when earned on the accrual method. Interest accrued on loans more than 90 days delinquent is generally offset by a reserve for uncollected interest and is not recognized as income.

     The accrual of interest is generally discontinued when management has doubts about further collectibility of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest is charged against income. Payments received on nonaccrual loans are either applied to principal or reported as interest income, according to management's judgment as to the collectibility of principal.

     Loan origination fees and certain direct loan origination costs are being deferred and the net amount amortized as adjustments of the related loan's yield based on the interest method. The Company is amortizing these amounts over the contractual life of the related loans.

     Allowance for Loan Losses
     -------------------------

     The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based on management's evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant changes in the near term.

     Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

     Mortgage loans secured by one-to-four family properties and all consumer loans are large groups of smaller-balance homogenous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis taking into consideration all circumstances concerning the loan, the creditworthiness and payment history of the borrower, the length of the payment delay, and the amount of shortfall in relation to the principal and interest owed.

     Premises and Equipment
     ----------------------

     Premises, leasehold improvements, and equipment are stated at cost less accumulated depreciation and amorti-zation. Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets, which range from three to ten years for furniture, fixtures, and equipment and forty years for building premises. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease terms, which range from three to five years. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

     Goodwill
     --------

     Goodwill is the excess cost over the fair market value of assets acquired in connection with business acquisitions and was being amortized on the straight-line method over 20 years, prior to January 1, 2002. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill from an amortization method to an impairment-only approach. This statement eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. In addition, the Company performed its annual impairment analysis of goodwill and other intangible assets and determined that the estimated fair value exceeded the carrying amount.

     Income Taxes
     ------------

     Income tax expense consists of current and deferred taxes. Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rates. Deferred income tax expenses or benefits are based on the changes in the deferred tax asset or liability from period to period.

     Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with these temporary differences, such as the tax operating loss carryforward, will be realized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that realization will not occur in the near term.

     Comprehensive Income
     --------------------

     The Company is required to present comprehensive income and its components in a full set of general purpose financial statements for all periods presented. The Company's other comprehensive income comprises net unrealized holding gains and losses on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders' Equity.

     Earnings Per Share
     ------------------

     The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

     Advertising Costs
     -----------------

     Advertising costs are expensed as the costs are incurred.

     Stock Options
     -------------

     The Company maintains a stock option plan for directors, officers, and employees. The Company accounts for its stock option plan under provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this Opinion, no compensation expense has been recognized with respect to the plan because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the grant date.

     Had compensation expense for the stock option plan been recognized in accordance with the fair value accounting provisions of FAS No. 123, Accounting for Stock-Based Compensation, the net income applicable to common stock and the basic and diluted net income per share for the years ended December 31 would be as follows:

                                                        2003           2002
                                                     ----------     ----------
     Net income as reported                          $1,625,038     $  886,513
     Less pro forma expense related to options          107,533        162,733
                                                     ----------     ----------
     Pro forma                                       $1,517,505     $  723,780
                                                     ==========     ==========

     Basic net income pro forma per common share:
          As reported                                $     1.09     $     0.65
          Pro forma                                        1.02           0.53
     Diluted net income per common share:
          As reported                                $     1.01     $     0.60
          Pro forma                                        0.94           0.49

     For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if comp- ensation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2001 and 2000: (1) risk-free interest rate of 5.03 and 6.68 percent; (2) expected volatility of 28.52 and 6.22 percent; and (3) expected lives of options ranging from eight to ten years.

     Cash Flow Information
     ---------------------

     Management has defined cash equivalents as "Cash and due from banks" and "Interest-bearing deposits with other banks."

     Pending Accounting Pronouncements
     ---------------------------------

     In December 2003, the Financial Accounting Standards Board ("FASB") revised FAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The adoption of this statement did not have a material effect on the Company's disclosure requirements.

     ---------------------------------

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

     In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

     On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies--regardless of the accounting method used--by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim, as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No.
     133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No.149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. The guidance should be

     ---------------------------------

     applied prospectively. The provisions of this statement that relate to FAS No. 133, Implementation Issues, that have been effective for fiscal quarters that began prior to September 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after September 30, 2003. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of this statement did not have a material effect on the Company's reported equity.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose: (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations.

     In December 2003, the FASB issued a revision to Interpretation 46, Consolidation of Variable Interest Entities, which established standards for identifying a variable interest entity ("VIE") and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. Application of this Interpretation is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. Small business issuers must apply this Interpretation to all other types of VIEs at the end of the first reporting period ending after December 15, 2004. The adoption of this Interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations.

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

                                                       2003           2002
                                                    ---------      ---------

     Weighted-average common shares used
       to calculate basic earnings per share        1,493,050      1,367,111

     Additional common stock equivalents
       (stock options) used to calculate
       diluted earnings per share                     121,544        106,137
                                                    ---------      ---------

     Weighted-average common shares and
       common stock equivalents used
       to calculate diluted earnings per share      1,614,594      1,473,248
                                                    =========      =========

3.   INVESTMENT SECURITIES

     The amortized cost and estimated market values of investment securities are summarized as follows:

                                                        2003
                                  --------------------------------------------------
                                                 Gross        Gross       Estimated
                                  Amortized    Unrealized   Unrealized     Market
     Available for sale             Cost         Gains        Losses       Value
                                  ----------   ----------   -----------  -----------

     Corporate securities         $1,683,910   $    5,634   $  (41,729)   $1,647,815
     Mortgage-backed securities    2,368,566       10,650      (21,806)    2,357,410
                                  ----------   ----------   ----------    ----------
          Total debt securities    4,052,476       16,284      (63,535)    4,005,225

     Equity securities                39,826       29,044           --        68,870
                                  ----------   ----------   ----------    ----------

                    Total         $4,092,302   $   45,328   $  (63,535)   $4,074,095
                                  ==========   ==========   ==========    ==========


                                                        2003
                                  --------------------------------------------------
                                                 Gross        Gross       Estimated
                                  Amortized    Unrealized   Unrealized     Market
                                    Cost         Gains        Losses       Value
                                  ----------   ----------   -----------  -----------
     Held to maturity
     U.S. government agency
       securities                 $ 8,761,819  $    73,152  $   (59,841)  $ 8,775,130
     Obligations of states and
       political subdivisions      15,283,852       66,282     (253,736)   15,096,398
     Corporate securities             500,558          919           --       501,477
     Collateralized mortgage
       obligations                  1,130,066        7,632           --     1,137,698
     Mortgage-backed securities    13,569,994      117,374      (29,176)   13,658,192
                                  -----------  -----------  -----------   -----------

                    Total         $39,246,289  $   265,359  $  (342,753)  $39,168,895
                                  ===========  ===========  ===========   ===========

                                                        2002
                                  --------------------------------------------------
                                                 Gross        Gross       Estimated
                                  Amortized    Unrealized   Unrealized     Market
     Available for sale             Cost         Gains        Losses       Value
                                  ----------   ----------   -----------  -----------

     Corporate securities         $1,704,304   $   12,906   $  (89,268)   $1,627,942
     Collateralized mortgage
       obligations                   219,537          795           --       220,332
     Mortgage-backed securities    4,046,525       35,345          (75)    4,081,795
                                  ----------   ----------   ----------    ----------
          Total debt securities    5,970,366       49,046      (89,343)    5,930,069

     Equity securities                68,014       25,926           --        93,940
                                  ----------   ----------   ----------    ----------

                    Total         $6,038,380   $   74,972   $  (89,343)   $6,024,009
                                  ==========   ==========   ==========    ==========

                                                        2002
                                  --------------------------------------------------
                                                 Gross        Gross       Estimated
                                  Amortized    Unrealized   Unrealized     Market
                                    Cost         Gains        Losses       Value
                                  ----------   ----------   -----------  -----------
     Held to maturity
     U.S. government agency
       securities                $13,607,822   $   56,872   $  (16,995)  $13,647,699
     Corporate securities            511,294        6,534           --       517,828
     Collateralized mortgage
       obligations                 3,463,799       33,787           (3)    3,497,583
     Mortgage-backed securities   20,777,010      289,531       (2,088)   21,064,453
                                 -----------   ----------   -----------  -----------

                    Total        $38,359,925   $  386,724   $  (19,086)  $38,727,563
                                 ===========   ==========   ==========   ===========


     The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2003:

                              Less than Twelve Months     Twelve Months or Greater            Total
                             --------------------------------------------------------------------------------
                              Estimated       Gross       Estimated       Gross       Estimated      Gross
                                Market      Unrealized      Market      Unrealized      Market     Unrealized
                                Value         Losses         Value        Losses        Value        Losses
                             -----------   ------------  ------------  -----------   -----------   ----------

U.S. government agency
  securities                 $ 3,086,819   $    59,841   $        --   $        --   $ 3,086,819   $   59,841
Obligations of states and
  political subdivisions       8,735,329       253,736            --            --     8,735,329      253,736
Mortgage-backed securities     6,534,758        42,536     1,392,310         8,446     7,927,068       50,982
Corporate securities                  --            --       638,010        41,729       638,010       41,729
                             -----------   -----------   -----------   -----------   -----------   ----------

     Total                   $18,356,906       356,113     2,030,320        50,175    20,387,226      406,288
                             ===========   ===========   ===========   ===========   ===========   ==========


     The Company's investment securities portfolio contains unrealized losses of U.S. government agencies, including mortgage-related instruments, issued or backed by the full faith and credit of the U.S. government or are generally viewed as having the implied guarantee of the U.S. government, debt obligations of a U.S. state or political subdivision, and corporate entities.

     On a monthly basis, the Company evaluates the severity and duration of impairment for its investment securities portfolio unless the Company has the ability to hold the security to maturity without incurring a loss. Generally, impairment is considered other than temporary when an investment security has sustained a decline of 10 percent or more for six months.

     The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes that are not expected to result in the noncollection of principal and interest during the period.

     The amortized cost and estimated market value of investments in debt securities available for sale at December 31, 2003, by contractual maturity, are shown below. The Company's mortgage-backed securities and collateralized mortgage obligations have contractual maturities ranging from four to thirty years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                        Available for Sale           Held to Maturity
                                     -------------------------   -------------------------
                                                    Estimated                   Estimated
                                      Amortized       Market      Amortized      Market
                                        Cost          Value         Cost         Value
                                     -----------   -----------   -----------   -----------

      Due in one year or less        $ 1,004,171   $ 1,009,805   $   500,558   $   501,477
      Due after one year through
        five years                       444,678       449,883     3,939,086     3,954,029
      Due after five years through
        ten years                        117,917       123,176    16,897,648    16,919,668
      Due after ten years              2,485,710     2,422,361    17,908,997    17,793,721
                                     -----------   -----------   -----------   -----------

                       Total         $ 4,052,476   $ 4,005,225   $39,246,289   $39,168,895
                                     ===========   ===========   ===========   ===========


     The proceeds from the sales of investment securities available for sale and the gross gains realized were $78,144 and $30,130 for the year ended December 31, 2003, and $37,450 and $7,450 for the year ended December 31, 2002, respectively.

     Investment securities with amortized cost and estimated market values of $5,214,854 and $5,215,398 at December 31, 2003 and $3,826,749 and
     $3,893,013 at December 31, 2002, were pledged to secure borrowings, public deposits, and other purposes as required by law.

4.   LOANS RECEIVABLE

     Loans receivable consist of the following at December 31:

                                               2003           2002
                                           ------------   ------------
     Real estate loans:
          Residential                      $116,315,573   $ 80,162,731
          Home equity                         9,965,344      6,340,945
          Commercial                         37,917,984     26,700,842
          Construction                        8,736,837      2,223,986
     Commercial                               9,825,925      8,001,343
     Consumer loans                           1,807,791      2,048,248
                                           ------------   ------------
                                            184,569,454    125,478,095
     Less:
          Deferred loan fees, net                89,442         46,394
          Allowance for loan losses           1,737,475      1,177,141
                                           ------------   ------------

                    Total                  $182,742,537   $124,254,560
                                           ============   ============


     Aggregate loans of $60,000 or more extended to executive officers, directors, and corporations in which they are beneficially interested as stockholders, executive officers, or directors were $2,466,678 at December 31, 2003. An analysis of these related party loans follows:

            2002          Additions        Repayments           2003
         ---------       -----------       -----------       -----------

         $ 843,841       $ 2,980,699       $ 1,357,862       $ 2,466,678


     The Company's primary business activity is with customers located within its local trade area. Mortgage, consumer, and commercial loans are granted. Although the Company's loan portfolio is diversified at December 31, 2003 and 2002, the repayment of these loans is dependent upon the local economic conditions in its immediate trade area.

5.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the years ended December 31 is as follows:

                                                         2003         2002
                                                      ----------   ----------

     Balance, January 1                               $1,177,141   $  649,565
     Add:
          Provision charged to operations                593,000      543,000
          Recoveries                                       3,497       13,629
     Less loans charged off                               36,163       29,053
                                                      ----------   ----------

     Balance, December 31                             $1,737,475   $1,177,141
                                                      ==========   ==========


6.   PREMISES AND EQUIPMENT

     Premises and equipment consist of the following:

                                                         2003         2002
                                                      ----------   ----------

     Land                                             $  375,000   $  375,000
     Leasehold improvements                            1,821,310    1,292,718
     Furniture and equipment                           1,017,442      742,282
                                                      ----------   ----------
                                                       3,213,752    2,410,000
     Less accumulated depreciation and amortization      642,799      468,991
                                                      ----------   ----------

                    Total                             $2,570,953   $1,941,009
                                                      ==========   ==========


     Depreciation and amortization expense for the years ended December 31, 2003 and 2002, was $242,730 and $217,925, respectively.

7.   GOODWILL

     A summary of goodwill at December 31 is as follows:

                                                         2003         2002
                                                      ----------   ----------

     Gross carrying amount, beginning of period       $  941,886   $  941,886
     Acquisition of Vantage                              964,014           --
                                                      ----------   ----------
     Gross carrying amount, end of period              1,905,900      941,886
     Less accumulated amortization                      (142,669)    (142,669)
     Less impairment losses                                   --           --
                                                      ----------   ----------

     Net carrying amount                              $1,763,231   $  799,217
                                                      ==========   ==========


     On January 1, 2003, the Company acquired a subsidiary, Vantage, for cash and 36,000 shares of stock, which resulted in additional goodwill of $964,014 for 2003.

     The gross carrying amount of goodwill was tested for impairment in the fourth quarter, after the annual forecasting process. Due to an increase in overall earning asset growth, operating profits and cash flows were greater than expected. Based on fair value of the reporting units, estimated using the expected present value of future flows, no goodwill impairment loss was recognized in the current year.

8.   FEDERAL HOME LOAN BANK STOCK

     The Company is a member of the FHLB. As a member, the Company maintains an investment in the capital stock of the FHLB of Pittsburgh, at cost. The amount of investment, as determined by the FHLB of Pittsburgh, is based on a percentage of outstanding home loans and unused borrowing capacity.

9.   DEPOSITS

     Time deposits at December 31, 2003, of $7,470,859,  $5,860,680, $2,044,067,
     $2,364,385,  $879,774, and $1,978,473 mature during 2004, 2005, 2006, 2007, and beyond 2008, respectively.

     Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $5,607,572 and $4,557,406 at December 31, 2003 and 2002, respectively. Deposits in excess of $100,000 are not federally insured.

     The scheduled maturities of time certificates of deposit in excess of $100,000 as of December 31, 2003, are as follows:

         Within three months                      $1,387,102
         Three through six months                    500,987
         Six through twelve months                   638,619
         Over twelve months                        3,080,864
                                                  ----------

              Total                               $5,607,572
                                                  ==========


10.  SHORT-TERM BORROWINGS

     Short-term borrowings consisted of draws on the Bank's "RepoPlus" line of credit, fixed-rate, fixed-term advances through the FHLB, and repurchase agreements. The RepoPlus line carries an adjustable rate that is subject to annual renewal and incurs no service charges. All outstanding borrowings are secured by a blanket security agreement on qualifying residential mortgage loans, certain pledged investment securities, and the Bank's investment in FHLB stock.

     The  following   table  sets  forth   information   concerning   short-term
     borrowings:


                                                          2003           2002
                                                       ----------     ----------

     Balance at year-end                               $2,363,887     $1,141,104
     Maximum amount outstanding at any month-end        6,869,483      9,231,709
     Average balance outstanding during the year        3,018,152      8,449,857
     Weighted-average interest rate:
           As of year-end                                   1.96%          2.64%
           Paid during the year                             1.97%          2.35%

11.  OTHER BORROWINGS

     The following table sets forth information concerning other borrowings:

                                                 Weighted      Stated interest
                          Maturity range         average         rate range            At December 31,
      Description         from        to      interest rate     from      to         2003          2002
----------------------  --------   --------   -------------   --------  -------   -----------   -----------

Line of credit          07/09/07   08/14/07       3.12%        3.12%     3.12%    $ 2,425,000   $ 2,000,000
Mid Term Repo Fixed     06/27/05   06/27/05       3.71         3.71      3.71       2,000,000     2,000,000
Fixed rate              12/08/05   12/04/08       5.92         5.23      6.19       3,500,000     4,500,000
Fixed rate amortizing   12/08/10   12/08/10       6.21         6.21      6.21       1,904,866     2,115,650
                                                                                  ------------  ------------

                                                                                  $ 9,829,866   $ 10,615,650
                                                                                  ===========   ============


     Maturities of other borrowings at December 31 are summarized as follows:

                                                    2003
                                       -----------------------------
            Year Ending                                  Weighted-
            December 31,                  Amount        Average Rate
            ------------               -----------      ------------

                2004                   $   224,253           6.21%
                2005                     4,738,583           5.14
                2006                       253,828           6.21
                2007                     2,695,047           3.43
                2008                     1,287,302           5.45
           2009 and after                  630,853           6.21
                                       -----------
                                       $ 9,829,866           4.83%
                                       ===========


     The Company entered into two unsecured line of credit arrangements with other financial institutions that require monthly interest payments. The first line of credit has a borrowing limit of $3.0 million at an adjustable rate based on 30-day LIBOR plus 200 basis points and matures July 9, 2007. The second line of credit has a borrowing limit of $1.5 million at an adjustable rate based on 30-day LIBOR plus 200 basis points and matures August 14, 2007. At December 31, 2003, the Company had outstanding balances of $950,000 and $1,475,000, respectively, on these lines of credit. The fixed rate amortizing borrowing with the FHLB requires monthly payments of principal and interest of $28,020 through December 2010. The remaining borrowings represent fixed rate advances from the Federal Home Loan Bank.

     Borrowing capacity consists of credit arrangements with the FHLB of Pittsburgh. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, outstanding residential mortgages, and the Bank's investment in FHLB stock. As of December 31, 2003, the Bank's maximum borrowing capacity with the FHLB was approximately $153.8 million.

12.  COMMITMENTS AND CONTINGENT LIABILITIES

     In the normal course of business, the Company makes various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The Company's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. The Company minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary. Commitments generally have fixed expiration dates within one year of their origination.

     The off-balance sheet commitments comprises the following:

                                             2003               2002
                                          -----------        -----------
     Commitments to extend credit:
           Fixed rate                     $   673,000        $ 2,510,985
           Variable rate                    3,255,080         11,250,309
                                          -----------        -----------
                                            3,928,080         13,761,294
     Letters of credit                      1,170,118                 --
                                          -----------        -----------

                    Total                 $ 5,098,198        $13,761,294
                                          ===========        ===========


     The range of interest rates on fixed rate loan commitments was 5.85 percent to 6.75 percent at December 31, 2003.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. These commitments consist of undisbursed residential construction loans, available commercial and personal lines of credit, and loans approved but not yet funded. Fees from the issuance of the credit lines are generally recognized over the period of maturity.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized over the coverage period. For secured letters of credit, the collateral is typically bank deposit instruments or customer business assets.

     The Company is committed under three noncancelable operating leases for the Bank's office facilities with remaining terms through 2008. At December 31, 2003, the minimum rental commitments under these leases are as follows:


                             2004         $   239,148
                             2005             239,148
                             2006             239,148
                             2007             191,574
                             2008             144,000
                                          -----------

                               Total      $ 1,053,018
                                          ===========



     Occupancy and equipment expenses include rental expenditures of $220,934 and $143,842 for 2003 and 2002, respectively.

13.  STOCK SPLIT

     On January 17, 2003, the Board of Directors approved a six-for-five stock split, effected in the form of a 20 percent stock dividend to stockholders of record January 31, 2003, payable on February 15, 2003. As a result, 233,772 additional shares of the Company's stock were issued, common stock was increased by $23,377, and surplus was decreased by $25,245.

     Fractional shares were paid in cash. All average shares outstanding as of December 31, 2002, and all per share amounts as of December 31, 2002, included in the financial statements are based on the increased number of shares after giving retroactive effect to the stock split effected in the form of a stock dividend.

14.  REGULATORY MATTERS

     Restriction on Cash and Due From Banks
     --------------------------------------

     The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. As of December 31, 2003, the Bank had required reserves of $674,000, comprised principally of vault cash and a depository amount held with the Federal Reserve Bank

     Dividend Restrictions
     ---------------------

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

     As of December 31, 2003 and 2002, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, and Core capital ratios must be at least 10 percent, 6 percent, and 5 percent, respectively. Management believes, as of December 31, 2003, the Bank met all capital adequacy requirements to which they are subject.

     -------------------------------

     The  following  table   reconciles  the  Bank's  capital  under  accounting
     principles generally accepted in the United States of America to regulatory capital:

                                                   2003            2002
                                               ------------    ------------

     Total stockholders' equity                $ 15,964,295    $ 11,624,650
     Unrealized loss on securities                   31,186          26,596
     Goodwill                                      (799,217)       (799,217)
                                               ------------    ------------

     Tier I, core, and tangible capital          15,196,264      10,852,029
     Allowance for loan losses                    1,639,642       1,177,141
                                               ------------    ------------

     Total risk-based capital                  $ 16,835,906    $ 12,029,170
                                               ============    ============


     The following table sets forth the Ba nk's capital position and minimum requirements for the years ended December 31:


                                                         2003                      2002
                                                ----------------------    ----------------------
                                                   Amount       Ratio        Amount       Ratio
                                                -----------    -------    -----------    -------
     Total Capital (to Risk-Weighted Assets)
     ---------------------------------------

     Actual                                     $16,835,906     12.8%     $12,029,170     12.4%
     For Capital Adequacy Purposes               10,485,885      8.0        7,779,280      8.0
     To Be Well Capitalized                      13,107,356     10.0        9,724,100     10.0


     Tier I Capital (to Risk-Weighted Assets)
     ----------------------------------------

     Actual                                     $15,196,264     11.6%     $10,852,029     11.2%
     For Capital Adequacy Purposes                5,242,942      4.0        3,889,640      4.0
     To Be Well Capitalized                       7,864,414      6.0        5,834,460      6.0


     Core Capital (to Adjusted Assets)
     ---------------------------------

     Actual                                     $15,196,264      6.2%     $10,852,029      6.1%
     For Capital Adequacy Purposes                7,398,108      3.0        5,363,529      3.0
     To Be Well Capitalized                      12,330,179      5.0        8,939,214      5.0

     Tangible Capital (to Adjusted Assets)
     -------------------------------------

     Actual                                     $15,196,264      6.2%     $10,852,029      6.1
     For Capital Adequacy Purposes                3,699,054      1.5        2,681,764      1.5

15.  EMPLOYEE BENEFITS

     Profit Sharing Plan
     -------------------

     The Company maintains a noncontributory profit sharing plan (the "Plan") for officers and employees who have met the age and length of service requirements. The Plan is a defined contribution plan, with contributions based on a percentage of participants' salaries. In conjunction with the Plan, an integrated 401(k) salary reduction plan was also implemented.

     The  Company  may make  matching  contributions  equal  to a  discretionary percentage determined annually by the Board of Directors. Employee contributions are vested at all times, and the Company contributions are fully vested after six years. The Company recognized profit sharing and matching contributions for the years ended December 31, 2003 and 2002, of approximately $31,944 and $19,278, respectively.

     Stock Option Plan
     -----------------

     The Board of Directors adopted a stock option plan for directors, officers, and employees in which the number of shares with respect to which awards may be made available to the plan may not exceed 257,766 shares. These shares may be issued from authorized but unissued common stock, treasury stock, or shares purchased in the market. The stock options have expiration terms of ten years subject to certain extensions and terminations. The per share exercise price of a stock option is equal to the fair value of a share of common stock on the date the option is granted. Options are exercisable in annual installments ranging from 25 percent to 33 1/3 percent for directors and ranging from 20 percent to 25 percent for officers and employees, primarily using the award date as the anniversary date.

     The following table presents share data related to the outstanding options:

                                                   2003                    2002
                                           --------------------    --------------------
                                                      Weighted-               Weighted-
                                                       Average                 Average
                                                      Exercise                Exercise
                                           Shares      Price       Shares      Price
                                           -------    --------     -------    --------

     Outstanding, beginning of the year    252,469    $   6.93     253,406    $   6.93

          Granted                               --          --          --          --
          Exercised                        (43,220)       6.89        (198)       6.92
          Forfeited                         (1,078)       6.99        (739)       7.01
                                           -------                 -------

     Outstanding, end of the year          208,171    $   6.94     252,469    $   6.93
                                          ========                 =======

     Exercisable at year-end               165,686    $   6.93     180,965    $   6.91
                                          ========                 =======

     -----------------

     The following table summarizes characteristics of stock options outstanding and exercisable at December 31, 2003:

                                      Outstanding                    Exercisable
                          -----------------------------------    -------------------
                                                     Average                Average
                                         Average     Exercise               Exercise
     Exercise Price        Shares         Life        Price       Shares     Price
     --------------       --------       -------     --------    --------   --------

         6.89              83,742         5.40         6.89       83,742      6.89
         6.37               4,853         6.46         6.37        4,853      6.37
         7.01             119,576         7.82         7.01       77,091      7.01
                          -------                                -------

                          208,171         6.56         6.94      165,686      6.93
                          =======                                =======


16.  INCOME TAXES

     The components of income taxes for the years ended December 31 are summarized as follows:

                                                      2003              2002
                                                   ----------        ----------
     Current payable:
         Federal                                   $ 831,398         $ 556,435
         State                                       128,393            95,906
                                                   ---------         ---------
                                                     959,791           652,341
     Deferred taxes                                 (132,417)         (108,737)
     Adjustment to valuation allowance
       for deferred tax assets                           498          (131,855)
                                                   ---------         ---------

                         Total                     $ 827,872         $ 411,749
                                                   =========         =========

     The following temporary differences gave rise to the net deferred tax assets:

                                                                       2003            2002
                                                                     --------        --------
     Deferred tax assets:
          Net unrealized loss on securities                          $  6,190        $  4,886
          Allowance for loan losses                                   555,830         357,346
          Organization costs                                               62          11,424
          Loan origination costs                                       28,261          14,413
          Supplemental executive retirement account                    15,857              --
          Net operating loss carryforward                              18,626          18,128
                                                                     --------        --------
                         Total gross deferred tax assets              624,826         406,197
                         Less valuation allowance                      18,626          18,128
                                                                     --------        --------
                               Deferred tax assets after allowance    606,200         388,069
                                                                     --------        --------

     Deferred tax liabilities:
          Premises and equipment                                       94,362          30,971
          Goodwill                                                     58,355          36,838
                                                                     --------        --------
                         Total gross deferred tax liabilities         152,717          67,809
                                                                     --------        --------

                               Net deferred tax assets               $453,483        $320,260
                                                                     ========        ========

     The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

                                      2003                     2002
                             ---------------------     -------------------
                                            % of                    % of
                                           Pre-Tax                 Pre-Tax
                              Amount       Income       Amount     Income
                             ---------     -------     ---------   -------

     Tax at statutory rate   $ 833,989      34.0%      $ 441,409    34.0%

     State income, net of
      federal tax               84,739       3.5          54,426     4.2
     Tax-exempt income
       tax assets              (70,762)     (2.9)       (104,074)   (8.0)
     Other, net                (20,094)     (0.8)         19,988     1.5
                             ---------      ----       ---------    ----

     Actual tax benefit
       and effective rate    $ 827,872      33.8%      $ 411,749    31.7%
                             =========      ====       =========    ====


     The Bank is subject to the Pennsylvania Mutual Thrift Institution's tax that is calculated at 11.5 percent of earnings based on accounting principles generally accepted in the United States of America with certain adjustments. At December 31, 2003, the Company has available a net operating loss carryforward of approximately $270,000 for state income tax purposes which will expire in the years 2008 to 2012.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                    2003                          2002
                                        ---------------------------   ---------------------------
                                          Carrying        Fair          Carrying        Fair
                                           Value          Value          Value          Value
                                        ------------   ------------   ------------   ------------
     Financial assets:
          Cash and cash equivalents     $ 14,953,286   $ 14,953,286   $  5,852,073   $  5,852,073
          Investment securities           43,320,384     43,242,990     44,383,934     44,751,572
          Regulatory stock                 1,311,300      1,311,300      1,175,400      1,175,400
          Loans receivable               182,742,537    188,261,923    124,254,560    129,361,611
          Accrued interest receivable      1,138,695      1,138,695        928,688        928,688


     Financial liabilities:
          Deposits                      $220,892,657   $221,372,657   $156,851,969   $157,594,969
          Short-term borrowings            2,363,887      2,363,887      1,141,104      1,141,104
          Other borrowings                 9,829,866     10,345,866     10,615,650     11,399,650
          Accrued interest payable           447,727        447,727        452,645        452,645


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

     Cash  and Due From  Banks,  Interest-Bearing  Deposits  with  Other  Banks,
     ---------------------------------------------------------------------------
     Accrued Interest Receivable,  Short-Term  Borrowings,  and Accrued Interest
     ---------------------------------------------------------------------------
     Payable
     -------

     The fair value is equal to the current carrying value.

     Investment Securities and Regulatory Stock
     ------------------------------------------

     The fair value of investment securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. Regulatory stock represents ownership in institutions that are wholly owned by other financial institutions. These equity security's fair value are equal to the current fair value.

     Loans Receivable, Deposits, and Other Borrowings
     ------------------------------------------------

     The fair value of loans is estimated using discounted contractual cash flows generated using prepayment estimates. Discount rates are based upon current market rates generally being offered for new loan originations with similar credit and payment characteristics. Savings, checking, and money market deposit accounts are valued at the amount payable on demand as of year-end. Fair values for time deposits and the other borrowings are estimated using a discounted cash flow calculation that applies contractual costs currently being offered in the existing portfolio to current market rates being offered for deposits and borrowings of similar remaining maturities.

     Commitments to Extend Credit
     ----------------------------

     These financial instruments are generally not subject to sale, and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value, determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 12.

19.  PARENT COMPANY

     Following are condensed financial statements for Nittany Financial Corp.:

                             CONDENSED BALANCE SHEET


                                                                  December 31,
                                                              2003            2002
                                                          -----------     -----------

     ASSETS
          Cash                                            $   199,845     $    80,947
          Investment securities available for sale             68,870          93,940
          Investment in subsidiaries                       16,976,265      11,660,607
          Other assets                                         24,798         104,590
                                                          -----------     -----------

     TOTAL ASSETS                                         $17,269,778     $11,940,084
                                                          ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
          Other borrowings                                $ 2,425,000     $ 2,000,000
          Other liabilities                                    17,034          35,628
          Stockholders' equity                             14,827,744       9,904,456
                                                          -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $17,269,778     $11,940,084
                                                          ===========     ===========

                          CONDENSED STATEMENT OF INCOME


                                                              Year Ended December 31,
                                                                2003            2002
                                                            -----------     -----------

     INCOME                                                 $    33,406    $     8,664

     EXPENSES                                                   158,599         76,764
                                                            -----------    -----------

     Net loss before income tax benefit                        (125,193)       (68,100)
     Income tax (benefit) expense                               (23,989)         3,269
                                                            -----------    -----------

     Income before equity in undistributed net
          earnings of subsidiaries                              (71,369)      (101,204)
     Equity in undistributed net income of subsidiaries       1,726,242        957,882
                                                            -----------    -----------

     NET INCOME                                             $ 1,625,038    $   886,513
                                                            ===========    ===========

                        CONDENSED STATEMENT OF CASH FLOWS


                                                                                 Year Ended December 31,
                                                                                   2003            2002
                                                                               -----------     -----------

     OPERATING ACTIVITIES
          Net income                                                           $ 1,625,038    $   886,513
          Adjustments to reconcile net income to net cash used for operating activities:
                 Equity in undistributed net income of subsidiaries             (1,726,242)      (957,882)
                 Investment securities gains                                       (30,130)        (7,450)
                 Other, net                                                         63,738        (26,544)
                                                                               -----------    -----------
                          Net cash used for operating activities                   (67,596)      (105,363)
                                                                               -----------    -----------

     INVESTING ACTIVITIES
          Purchase of investment securities available for sale                     (19,826)       (28,429)
          Sale of investment securities available for sale                          78,144         37,450
          Capital contribution to subsidiary bank                               (3,003,606)    (1,978,800)
                                                                               -----------    -----------
                          Net cash used for investing activities                (2,945,288)    (1,969,779)
                                                                               -----------    -----------

     FINANCING ACTIVITIES
          Proceeds from stock offering                                           2,351,481             --
          Exercise of stock options                                                355,301          1,370
          Proceeds from other borrowings                                         1,300,000      2,000,000
          Repayment of other borrowings                                           (875,000)            --
                                                                               -----------    -----------
                          Net cash provided by financing activities              3,131,782      2,001,370
                                                                               -----------    -----------

                       Increase (decrease) in cash                                 118,898        (73,772)

     CASH AT BEGINNING OF PERIOD                                                    80,947        154,719
                                                                               -----------    -----------

     CASH AT END OF PERIOD                                                     $   199,845    $    80,947
                                                                               ===========    ===========

Item 8.  Changes  in  and  Disagreements  with  Accountants  On  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         Not applicable.

Item 8A.  Controls and Procedures.
--------  ------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
-------  --------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2004 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and
"- Biographical Information."

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Nittany Financial Corp., 116 East College Avenue, State College, PA 16801.

Item 10.  Executive Compensation
--------  ----------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

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

         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

                  Set forth below is information as of December 31, 2003 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                                (a)                       (b)                        (c)
                                                                                             Number of securities
                                       Number of securities        Weighted-average        remaining available for
                                         to be issued upon        exercise price of         future issuance under
                                            exercise of              outstanding          equity compensation plans
                                       outstanding options,       options, warrants         (excluding securities
                                       warrants and rights           and rights           reflected in column (a))
                                       --------------------          -----------          ------------------------
Equity compensation plans
approved by shareholders:

1998 Stock Option Plan..............          208,171                   $ 6.94                        6,208

Equity compensation plans
not approved by
shareholders(1).....................              n/a                      n/a                          n/a
                                              -------                   ------                        -----
     TOTAL.........................           208,171                   $ 6.94                        6,208
                                              =======                   ======                        =====

---------------
(1)  Not applicable.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, List, and Reports on Form 8-K
--------  ---------------------------------------

         (a)      Financial Statements.  See Item 7.

                 (1)      Schedules omitted as they are not applicable.

                 (2) (a) The following exhibits are included in this Report or incorporated herein by reference:

                  3(i)     Amended Articles of Incorporation of Nittany Financial Corp. *
                  3(ii)    Bylaws of Nittany Financial Corp. *
                  4        Specimen Stock Certificate of Nittany Financial Corp. *
                  10.1     Employment Agreement between the Company and David Z. Richards *
                  10.2     Nittany Financial Corp. 1998 Stock Option Plan **
                  10.3     Supplemental Executive Retirement Plan
                  21       Subsidiaries of the Registrant (See "Item 1- Business")
                  23       Consent of S.R. Snodgrass, A.C.
                  31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
                  31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
                  32       Section 1350 Certification

* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

** Incorporated by reference to the identically numbered exhibit to the December 31, 1999 Form 10-KSB filed with the SEC on March 28, 2000.

         (b) A report on Form 8-K, dated October 23, 2003 was filed pursuant to items 7 and 12 to report earnings for the quarter ended September 30, 2003.

Item 14.  Principal Accountant Fees and Services
--------  --------------------------------------

         The information called for by this item is incorporated herein by reference to the section entitled "Independent Public Accountants" in the Proxy Statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2004


                     NITTANY FINANCIAL CORP.



                     By:         /s/David Z. Richards, Jr.
                                 -----------------------------------------------
                                 David Z. Richards, Jr.
                                 President, Chief Executive Officer and Director (Duly Authorized Representative )


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 26, 2004.



/s/Samuel J. Malizia                    /s/David Z. Richards, Jr.
----------------------------------      -----------------------------------------------
Samuel J. Malizia                       David Z. Richards, Jr.
Chairman of the Board of Directors      President, Chief Executive Officer and Director
                                        (Principal Executive Officer)



----------------------------------      -----------------------------------------------
Donald J. Musso                         William A. Jaffe
Director                                Director and Secretary


/s/D. Michael Taylor
----------------------------------      -----------------------------------------------
D. Michael Taylor                       J. Garry McShea
Director                                Director


/s/David K. Goodman, Jr.                /s/Gary M. Bradley
----------------------------------      -----------------------------------------------
David K. Goodman, Jr.                   Gary M. Bradley
Director                                Vice President and Chief Accounting Officer
                                        (Principal Accounting Officer)
