Form 10QSB
period 2004-03-31
NITTANY FINANCIAL CORP
filed 2004-05-17
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

-----
 X    QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

      For the quarterly period ended March 31, 2004

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

                  Class: Common Stock, par value $.10 per share
                     Outstanding at May 12, 2004: 1,924,621

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                                         Page
                                                                                                        Number
                                                                                                      -----------
PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                        Consolidated Balance Sheet (Unaudited) as of                                       3
                            March 31, 2004 and December 31, 2003

                        Consolidated Statement of Income (Unaudited)
                            for the Three Months ended March 31, 2004 and 2003                             4

                        Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                            for the Three Months ended March 31, 2004                                      5

                        Consolidated Statement of Cash Flows (Unaudited)
                            for the Three Months ended March 31, 2004 and 2003                             6

                        Notes to Unaudited Consolidated Financial Statements                               7

      Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                  9

      Item 3.       Controls and Procedures                                                               15

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                     16

      Item 2.       Changes in Securities and Small Business Issuer
                         Purchases of Equity Securities                                                   16

      Item 3.       Defaults Upon Senior Securities                                                       16

      Item 4.       Submission of Matters to a Vote of Security Holders                                   16

      Item 5.       Other Information                                                                     16

      Item 6.       Exhibits and Reports on Form 8 - K                                                    17

SIGNATURES                                                                                                18

CERTIFICATIONS

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                      March 31,      December 31,
                                                                        2004            2003
                                                                    -------------   -------------
                                                                             (unaudited)
ASSETS
     Cash and due from banks                                        $   5,548,013   $     805,812
     Interest-bearing deposits with other banks                         9,857,190      14,147,474
                                                                    -------------   -------------
         Cash and cash equivalents                                     15,405,203      14,953,286

     Investment securities available for sale                           3,251,097       4,074,095
     Investment securities held to maturity (estimated
       market value of $45,210,070 and $39,168,895)                    44,769,578      39,246,289
     Loans receivable (net of allowance for loan losses
       of $1,817,751 and $1,737,475)                                  195,126,530     182,742,537
     Premises and equipment                                             2,575,024       2,570,953
     Federal Home Loan Bank stock                                       1,393,500       1,311,300
     Intangible assets                                                  1,763,231       1,763,231
     Accrued interest and other assets                                  1,930,619       1,925,622
                                                                    -------------   -------------

             TOTAL ASSETS                                           $ 266,214,782   $ 248,587,313
                                                                    =============   =============

LIABILITIES
     Deposits:
         Noninterest-bearing demand                                 $   9,365,603   $   7,880,177
         Interest-bearing demand                                       21,700,061      21,902,355
         Money market                                                  35,019,530      34,237,951
         Savings                                                      152,361,105     136,273,936
         Time                                                          19,219,220      20,598,238
                                                                    -------------   -------------
            Total deposits                                            237,665,519     220,892,657
     Short-term borrowings                                              2,509,686       2,363,887
     Other borrowings                                                   9,775,098       9,829,866
     Accrued interest payable and other liabilities                       927,362         673,159
                                                                    -------------   -------------

             TOTAL LIABILITIES                                        250,877,665     233,759,569
                                                                    -------------   -------------
STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                                  -               -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,924,621 and 1,603,960 issued and outstanding         192,462         160,396
     Additional paid-in capital                                        14,287,483      14,323,021
     Retained earnings                                                    852,395         356,344
     Accumulated other comprehensive income (loss)                          4,777         (12,017)
                                                                    -------------   -------------

             TOTAL STOCKHOLDERS' EQUITY                                15,337,117      14,827,744
                                                                    -------------   -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 266,214,782   $ 248,587,313
                                                                    =============   =============

See accompanying notes to the unaudited consolidated financial statements

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME


                                                 Three-months Ended March 31,
                                                     2004          2003
                                                  ----------   ----------
                                                        (unaudited)
INTEREST AND DIVIDEND INCOME
     Loans, including fees                        $2,757,840   $2,108,213
     Interest-bearing deposits with other banks       15,366       26,868
     Investment securities                           391,059      369,311
                                                  ----------   ----------
             Total interest and dividend income    3,164,265    2,504,392
                                                  ----------   ----------

INTEREST EXPENSE
     Deposits                                      1,159,700    1,062,622
     Short-term borrowings                             5,981       12,110
     Other borrowings                                137,692      131,423
                                                  ----------   ----------
             Total interest expense                1,303,373    1,206,155
                                                  ----------   ----------

NET INTEREST INCOME                                1,860,892    1,298,237

Provision for loan losses                            110,000       90,000
                                                  ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                     1,750,892    1,208,237
                                                  ----------   ----------

NONINTEREST INCOME
     Service fees on deposit accounts                146,061      118,825
     Investment security gain                              -        6,691
     Asset management fees and commissions           566,745      339,144
     Other                                            10,130        9,094
                                                  ----------   ----------
             Total noninterest income                722,936      473,754
                                                  ----------   ----------

NONINTEREST EXPENSE
     Compensation and employee benefits              692,765      518,726
     Occupancy and equipment                         176,336      144,976
     Professional fees                                43,449       48,024
     Data processing fees                            119,007       77,653
     Supplies, printing, and postage                  32,993       37,157
     Advertising                                      40,405       37,350
     ATM processing fees                              34,871       32,300
     Solicitor fees                                  377,506      217,825
     Other                                           165,445      109,141
                                                  ----------   ----------
             Total noninterest expense             1,682,777    1,223,152
                                                  ----------   ----------

Income before income taxes                           791,051      458,839
Income taxes                                         295,000      159,610
                                                  ----------   ----------

NET INCOME                                        $  496,051   $  299,229
                                                  ==========   ==========

EARNINGS PER SHARE
     Basic                                        $     0.26   $     0.17
     Diluted                                            0.24         0.16

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                         1,924,621    1,723,486
     Diluted                                       2,074,229    1,846,010

See accompanying notes to the unaudited consolidated financial statements

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                       Additional                         Other            Total
                                       Common            Paid-in      Retained         Comprehensive   Stockholders'   Comprehensive
                                        Stock            Capital      Earnings         Income (Loss)       Equity         Income
                                   ---------------   ---------------- -------------   --------------  --------------  --------------
                                    (unaudited)

Balance, December 31, 2003                160,396     14,323,021       356,344          (12,017)        14,827,744

Net income                                                             496,051                             496,051   $     496,051
Other comprehensive income:
    Unrealized gain on available
    for sale securities,
    net of taxes of $8,651                                                               16,794             16,794          16,794
                                                                                                                     --------------
Comprehensive income                                                                                                 $     512,845
                                                                                                                     ==============
Twenty percent stock dividend
  (including cash
  paid for fractional shares)              32,066        (35,538)                                           (3,472)
                                    --------------   ------------ -------------   --------------  -----------------

Balance, March 31, 2004             $     192,462    $14,287,483  $    852,395    $       4,777   $     15,337,117
                                    ==============   ============ =============   ==============  =================


See accompanying notes to the unaudited consolidated financial statements

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Three-months ended March 31,
                                                                        2004           2003
                                                                   ------------    ------------
                                                                          (unaudited)
OPERATING ACTIVITIES
     Net income                                                    $    496,051    $    299,229
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
         Provision for loan losses                                      110,000          90,000
         Depreciation, amortization, and accretion, net                 146,929         258,305
         Investment security gain                                             -           6,691
         Increase in accrued interest receivable                        (67,586)       (141,401)
         Increase (decrease) in accrued interest payable                 53,236        (170,320)
         Other, net                                                     279,904        (397,925)
                                                                   ------------    ------------
         Net cash provided by (used for) operating activities         1,018,534         (55,421)
                                                                   ------------    ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                            -         (28,069)
         Proceeds from sale                                                   -          26,901
         Proceeds from principal repayments and maturities              841,959         617,631
     Investment securities held to maturity:
         Purchases                                                  (10,855,899)    (14,910,684)
         Proceeds from principal repayments and maturities            5,247,765       8,049,792
     Net increase in loans receivable                               (12,510,284)     (6,676,627)
     Purchase of FHLB stock                                             (82,200)              -
     Acquisition of subsidiary                                                -        (370,014)
     Purchase of premises and equipment                                 (68,379)        (44,637)
                                                                   ------------    ------------
         Net cash used for investing activities                     (17,427,038)    (13,335,707)
                                                                   ------------    ------------

FINANCING ACTIVITIES
     Net increase in deposits                                        16,772,862      18,792,923
     Net increase in short-term borrowings                              145,799       2,601,551
     Proceeds from other borrowings                                        --           360,000
     Repayment of other borrowings                                      (54,768)        (51,478)
     Cash paid in lieu of fractional shares                              (3,472)              -
                                                                   ------------    ------------
         Net cash provided by financing activities                   16,860,421      21,702,996
                                                                   ------------    ------------

         Increase in cash and cash equivalents                          451,917       8,311,868

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     14,953,286       5,852,073
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 15,405,203    $ 14,163,941
                                                                   ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid during the year for:
         Interest on deposits and borrowings                       $  1,250,137    $  1,376,475
         Income taxes                                                   336,500         550,000

See accompanying notes to the unaudited consolidated financial statements

                             NITTANY FINANCIAL CORP
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Nittany Financial Corp. (the "Company") includes its wholly-owned subsidiaries, Nittany Bank (the "Bank"), Nittany Asset Management, Inc, and Vantage Investment Advisors, LLC. The Bank includes its wholly-owned subsidiary, FTF Investments Inc. All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2004 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2003, which are incorporated by reference in the Company's Annual Report on Form 10-KSB.

Stock-Based Compensation - The Company maintains a stock option plan for key officers, employees, and nonemployee directors. Had compensation expense for the stock option plan been recognized in accordance with the fair value accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net income applicable to common stock, basic, and diluted net income per common share would have been as follows:

                                                    Three Months Ended March 31,
                                                        2004             2003
                                                    -----------      -----------

Net income, as reported:                            $   496,051      $   299,229
Less proforma expense related
  to stock options                                       29,747           25,369
                                                    -----------      -----------
Proforma net income                                 $   466,304      $   273,860
                                                    ===========      ===========


Basic net income per common share:
     As reported                                    $      0.26      $      0.17
     Pro forma                                             0.24             0.16
Diluted net income per common share:
     As reported                                    $      0.24      $      0.16
     Pro forma                                             0.22             0.15


NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended March 31, 2004 and 2003, the diluted number of shares outstanding from employee stock options was 149,608 and 122,524, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2004, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 2003, comprehensive income totaled $298,521.

NOTE 4 - STOCK SPLIT

On February 24, 2004, the Board of Directors approved a six-for-five stock split, effected in the form of a 20 percent stock dividend to stockholders of record March 10, 2004, payable on March 31, 2004. As a result, 320,661 additional shares of the Company's stock were issued, common stock was increased by $32,066, and surplus was decreased by $35,538.

Fractional shares were paid in cash. All average shares outstanding as of March 31, 2004, and all per share amounts as of March 31, 2004, included in the financial statements are based on the increased number of shares after giving retroactive effect to the stock split effected in the form of a stock dividend.

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

Overview

Nittany Financial Corp. ("Nittany") is a unitary thrift holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At March 31, 2004, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

     o Nittany Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices at 116 East College Avenue and 1276 North Atherton, State College, Pennsylvania. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive in State College and on January 14, 2002, a fourth State College branch office opened at 2541 East College Avenue. On July 28, 2003, the 129 Rolling Ridge Drive office moved to a larger location at 1900 South Atherton Street. The Bank formed a Delaware investment company during the quarter to aid in asset utilization.

     o Nittany Asset Management, Inc. was formed in May 1999 primarily to offer investment products and services to retail customers. The subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania.

     o On January 1, 2003, Nittany Financial Corp. acquired Vantage Investment Advisors, LLC ("Vantage"). Vantage is a registered investment advisor which currently manages investment assets in excess of $240 million. This subsidiary is also headquartered at 2541 East College Avenue in State College.

Our retail business is conducted principally through Nittany Bank. Nittany Bank provides a wide range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At March 31, 2004, we had consolidated assets of $266 million, loans receivable (net of allowance for loan losses) of $195 million, deposits of $238 million, and stockholders' equity of $15.3 million. Net income for the quarter ended March 31, 2004 increased $197,000 to $496,000 or $.24 per diluted share from $299,000 or $.16 per diluted share for the same period in 2003. This included an income tax expense of $295,000 for the quarter compared to $160,000 for the 2003 quarter.

COMPARISON OF FINANCIAL CONDITION

Total assets increased $17,628,000 to $266,215,000 at March 31, 2004 from $248,587,000 at December 31, 2003. Strong growth in residential and commercial real estate loans resulted in an increase in net loans receivable of $12,384,000 which were primarily funded through increased balances in the savings deposit products of $16,087,000 for the quarter. Total assets included $1.8 million of intangible assets from the acquisition of Vantage and the Bank's original core deposits. These intangibles are not currently being amortized.

Cash and cash equivalents increased $452,000 at March 31, 2004 as compared to December 31, 2003. This increase resulted from growth in deposits which exceeded loan demand during the quarter. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios which mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment securities available for sale decreased to $3,251,000 at March 31, 2004 from $4,074,000 at December 31, 2003 and investment securities held to maturity increased to $44,770,000 at March 31, 2004 from $39,246,000 at December 31, 2003. The increase in the investment securities held to maturity portfolio resulted primarily from the investment of savings deposits not yet needed to fund loan growth.

Net loans receivable increased to $195,127,000 at March 31, 2004 from $182,743,000 at December 31, 2003. The increase in net loans receivable resulted from the strong real estate market in the Company's market area, low market interest rates, and the strategic, service-oriented marketing approach taken by management to meet the lending needs of the area. At March 31, 2004, 1 - 4 family residential mortgage balances grew by $7,233,000 to $131,580,000 from $124,347,000 at December 31, 2003. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. As of March 31, 2004, the Company had additional commitments to fund loan demand of $11,275,000, of which approximately $5,029,000 relates to commercial customers.

At March 31, 2004, the Company's allowance for loan losses increased by $81,000 to $1,818,000 from $1,737,000 at December 31, 2003. The increase resulted from an additional loan loss provision of $110,000 needed for the growth in loans during the quarter which were partially offset by a few minor charge-offs and one repossessed property now in other real estate owned property ("OREO").

The additions to the allowance for loan losses are based upon a careful analysis by management of loan data. Because the Company lacks substantial historical experience, management must base its determination upon such factors as the Company's volume and the type of loans that it originates, the amount and trends relating to its delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in its portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio at March 31, 2004, there can be no assurance that additional losses will not be required in future periods.

The table below outlines the Company's past due loans as of March 31, 2004:

----------------------- -------------------- ---------------------- -------------------- --------------------

                                                              > 90 Days Past Due   > 90 Days Past Due
                            # of Loans              Balance   - Number of Loans    - Balance of Loans
----------------------- ------------- ---------------------- -------------------- --------------------
Personal Loans                   352             $7,389,000                    1              $15,400
----------------------- ------------- ---------------------- -------------------- --------------------
Credit
Line Loans                       401              4,389,000                    0                    0
----------------------- ------------- ---------------------- -------------------- --------------------
Business Loans                   153             11,351,000                    0                    0
----------------------- ------------- ---------------------- -------------------- --------------------
Real
Estate Loans                   1,058            173,816,000                    0                    0
----------------------- ------------- ---------------------- -------------------- --------------------
      Total                    1,964           $196,945,000                    1              $15,400
----------------------- ------------- ---------------------- -------------------- --------------------


Total deposits increased by $16,773,000 to $237,666,000 at March 31, 2004 as compared to $220,893,000 at December 31, 2003. Of such increase, the Nittany Savings deposit account accounted for approximately $16,087,000 to the amount. The Nittany Savings deposit is a competitive deposit account with a tiered annual interest rate of 2.05% for balances over $2,500 for the current period. Due to the continuation of historically low short-term interest rates during the quarter, the Nittany Savings deposit has remained popular with local depositors and has helped to increase our deposit base.

Stockholder's equity increased to $15,337,000 at March 31, 2004 from $14,828,000 at December 31, 2003 as a result of net income of $496,000 and an increase of $17,000 in net unrealized gain on investment securities available for sale. Because of interest rate volatility and an illiquid market for sales of the investment securities, accumulated other comprehensive income (loss) could materially fluctuate for each interim period and year-end period depending on economic and interest rate conditions. Additionally, a twenty-percent (20%) stock dividend was completed during the quarter which resulted in an additional 320,661 shares being issued.

         Nittany Average Balance Sheet and Supplemental Information:
         -----------------------------------------------------------

                                                                     For the period ended
                                   ------------------------------------------------------------------------------------------
                                                  03/31/2004                                     03/31/2003
                                   -----------------------------------------    ---------------------------------------------
                                    Average                      Average           Average                        Average
                                    Balance        Interest      Yield/Cost        Balance         Interest     Yield/Cost
                                    -------     ------------     ----------        -------       ------------   ----------
                                                                     (Dollars in thousands)
Interest-earning assets:
  Loans receivable                   $188,661        $2,758           5.85%          $128,024        $2,108            6.59%
  Investments securities               49,072           391           3.70%            44,995           369            3.28%
  Interest-bearing deposits             8,090            15           0.75%            11,488            27            0.93%
                                   -----------  ------------  --------------    --------------  ------------   --------------
Total interest-earning assets         245,824         3,164           5.25%           184,507         2,504            5.43%
                                                ------------                                    ------------
Noninterest-earning assets              8,782                                           7,484
Allowance for loan losses              (1,751)                                         (1,208)
                                   -----------                                  --------------
Total assets                         $252,854                                        $190,783
                                   ===========                                  ==============
Interest-bearing liabilities:
  Interest - bearing demand
    deposits                          $19,139            39           0.83%           $16,402            49            1.18%
  Money market deposits               $34,466           184           2.13%            30,577           210            2.75%
  Savings deposits                    144,343           771           2.14%            92,325           610            2.65%
  Certificates of deposit              21,637           165           3.05%            20,952           193            3.68%
  Advances from FHLB                    9,829           144           5.85%            10,970           144            5.23%
                                   -----------  ------------  --------------    --------------  ------------   --------------
Total interest-bearing liabilities    229,414         1,303           2.27%           171,225         1,206            2.82%
                                   -----------  ------------                    --------------  ------------   --------------
Noninterest-bearing liabilities
  Demand deposits                       8,298                                           9,207
Stockholders' equity                   15,143                                          10,351
                                   -----------                                  --------------
Total liabilities and
  stockholders' equity                252,854                                         190,783
                                   ===========                                  ==============
Net interest income                                  $1,861                                          $1,298
                                                ============                                    ============
Interest rate spread                                                  2.98%                                            2.61%
Net yield on interest-earning assets                                  3.13%                                            2.81%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                              107.15%                                          107.76%
-----------------------

RESULTS OF OPERATIONS

Net income was $496,000 for the period ended March 31, 2004, an increase of $197,000 as compared to the same period ended 2003, as increases in net interest income and noninterest income of $563,000 and $249,000, respectively, more than offset increases in noninterest expense and taxes. Basic and diluted earnings per share increased to $.26 and $.24 per share, respectively for the three month period ended March 31, 2004 compared to $.17 and $.16 per share, respectively, for the three month period ended March 31, 2003. All "per share" data has been adjusted for the 20% stock dividend issued during the quarter.

Net interest income for the three months ended March 31, 2004 was $1,861,000 as compared to $1,298,000 for the same period ended 2003. Interest income increased $660,000 for 2004 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $650,000. The increase in interest income was the result of an increase of $61,317,000 in average balances of interest-earning assets that primarily resulted from a $60,637,000 increase in the average balance of loans receivable. The yield on interest earning assets decreased to 5.25% for the three months ended March 31, 2004 from 5.43% for the same period ended 2003 as interest rates continued to drop for the quarter. Although there were significant increases in residential real estate lending, the yield on the loans receivable decreased 74 basis points in 2004 as compared to 2003.

Interest expense increased $97,000 for 2004 as compared to the prior year period and was influenced mainly by an increase in interest expense on deposits as increases in deposit balances were essentially offset by lower rates. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $59,330,000. The average balances of savings deposit accounts increased $52,018,000 as a result of customer service, referrals, and marketing efforts and competitive rates of the Nittany Savings product. The cost of funds decreased to 2.27% for the three month period ended March 31, 2004 from 2.82% for the same period ended 2003 as a result of a general reduction in market interest rate levels and a decrease in the rates paid on deposits.

Management's attention to loan rates, deposit rates, and the liquidity position of the Bank has been successful as the Bank's net interest margin increased by 32 basis points to 3.13% from 2.81% at March 31, 2003, a period of interest rate volatility.

Total noninterest income for the three months ended March 31, 2004 increased $249,000 as compared to the same period ended 2003. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. Service fees on deposit accounts increased $27,000 and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three-months ended March 31, 2004, commissions and management fees from Vantage and Nittany Asset Management increased by $228,000 over the same period of 2003.

Total noninterest expenses increased $460,000 for the three months ended March 31, 2004, as compared to the same period ended 2003. The increase in total noninterest expenses for the current period was primarily related to an increase in compensation and employee benefits from the acquisition of Vantage as well as the related marketing efforts to increase visibility within the Company's market area, annual merit increases and bonuses given to employees, and data processing expenses. Vantage paid $378,000 of solicitors' fees for the quarter as compared to $218,000 for the same period in 2003 due to the growth in assets under management.

Income tax expense of $295,000 was recognized in the first quarter of 2004, compared to $160,000 for the same period of 2003. All of the Company's operating loss carry-forwards were fully utilized during the 2003 tax year.

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

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and tangible capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2004, both the Company and the Bank exceeded the minimum risk-based and tangible capital ratio requirements. The Company's and the Bank's risk-based, Tier I risk-based, and tangible capital ratios are 10.9%, 9.6%, 5.2% and 12.4%, 11.1%, 5.9%, respectively, at March 31, 2004.


Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    -------------------------------------------------
as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in  internal  controls.  There were no  significant  changes in the
     -------------------------------
Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

               None

Item 2. Changes in securities and Small Business Issuer Purchases of Equity Securities

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

Item 5.    Other information

               None

Item 6.    Exhibits and Reports on Form 8-K

        (a)  The   following   exhibits   are   included  in  this  Report  or
             incorporated herein by reference:

             3(i) Amended Articles of Incorporation of Nittany Financial Corp.* 3(ii) Bylaws of Nittany Financial Corp.*
             4     Specimen Stock Certificate of Nittany Financial Corp. *
             10.1  Employment  Agreement between the Bank and David Z. Richards*
             10.2  Nittany Financial Corp. 1998 Stock Option Plan **
             10.3  Supplemental Executive Retirement Plan ***
             31.1  Certification  Pursuant  to  Section  302 of the  Securities
                   Exchange Act of 1934 - David Z. Richards
             31.2  Certification  Pursuant  to  Section  302 of the  Securities
                   Exchange Act of 1934 - Gary M. Bradley
             32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.
             99.1  Independent Accountants Report


* Incorporated by reference to the identically numbered exhibit to the registration statement on Form SB-2 (File No. 333-57277) declared effective by the SEC on July 31, 1998.

** Incorporated by reference to the identically numbered exhibit to the December 31, 1999 Form 10-KSB filed with the SEC on March 28, 2000.

*** Incorporated by reference to the identically numbered exhibit to the December 31, 2003 Form 10-KSB filed with the SEC on March 30, 2004.

          (b)  Reports on Form 8-K.


          (1) A Report on Form 8-K was filed on February 23, 2004 pursuant to Items 7 and 12 in accordance with Release No. 34-47583 to report earnings for the quarter ended December 31, 2003.

          (2) A Report on Form 8-K was filed on February 24, 2004, pursuant to items 5, 7 and 9 announcing that that the Registrant's Board of Directors declared a six-for-five stock split payable in the form of a 20% stock dividend on the Company's outstanding common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                     Nittany Financial Corp.


Date:    May 13, 2004                By: /s/David Z. Richards
                                     -------------------------------------------
                                     David Z. Richards
                                     President and Chief Executive Officer



Date:    May 13, 2004                By: /s/Gary M. Bradley
                                     -------------------------------------------
                                     Gary M. Bradley
                                     Vice President and Chief Accounting Officer