Form 10QSB
period 2004-06-30
NITTANY FINANCIAL CORP
filed 2004-08-16
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

-----
 X    QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

                  For the quarterly period ended June 30, 2004

-----
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----


                  For the transition period from ______ to ______

                         Commission File Number 0-32623
                                                -------

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

                                (814) 272 - 2265
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                  Class: Common Stock, par value $.10 per share
                    Outstanding at August 12, 2004: 1,924,621

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                           -----------
PART I  -  FINANCIAL INFORMATION

      Item 1.  Financial Statements

                   Consolidated Balance Sheet (Unaudited) as of                                 3
                       June 30, 2004 and December 31, 2003

                   Consolidated Statement of Income (Unaudited)
                       for the Six Months ended June 30, 2004 and 2003                          4

                   Consolidated Statement of Income (Unaudited)
                       for the Three Months ended June 30, 2004 and 2003                        4

                   Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                       for the Six Months ended June 30, 2004                                   5

                   Consolidated Statement of Cash Flows (Unaudited)
                       for the Six Months ended June 30, 2004 and 2003                          6

                   Notes to Unaudited Consolidated Financial Statements                         7

      Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                           11

      Item 3.  Controls and Procedures                                                         16

PART II  -  OTHER INFORMATION

      Item 1.  Legal Proceedings                                                               17

      Item 2.  Changes in Securities and Small Business Issuer
                    Purchases of Equity Securities                                             17

      Item 3.  Defaults Upon Senior Securities                                                 17

      Item 4.  Submission of Matters to a Vote of Security Holders                             17

      Item 5.  Other Information                                                               17

      Item 6.  Exhibits and Reports on Form 8 - K                                              17

SIGNATURES                                                                                     19

CERTIFICATIONS


                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                       June 30,       December 31,
                                                                         2004             2003
                                                                    -------------    -------------
                                                                     (unaudited)
ASSETS
     Cash and due from banks                                        $   8,665,074    $     805,812
     Interest-bearing deposits with other banks                         3,449,006       14,147,474
                                                                    -------------    -------------
         Cash and cash equivalents                                     12,114,080       14,953,286
     Investment securities available for sale                           2,468,431        4,074,095
     Investment securities held to maturity (estimated
       market value of $41,309,945 and $39,168,895)                    41,913,421       39,246,289
     Loans receivable (net of allowance for loan losses
       of $1,984,680 and $1,737,475)                                  213,606,805      182,742,537
     Premises and equipment                                             2,521,636        2,570,953
     Federal Home Loan Bank stock                                       1,724,000        1,311,300
     Intangible assets                                                  1,763,231        1,763,231
     Accrued interest and other assets                                  1,986,734        1,925,622
                                                                    -------------    -------------

             TOTAL ASSETS                                           $ 278,098,338    $ 248,587,313
                                                                    =============    =============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                 $  11,843,397    $   7,880,177
         Interest-bearing demand                                       24,321,562       21,902,355
         Money market                                                  35,341,260       34,237,951
         Savings                                                      152,444,179      136,273,936
         Time                                                          19,164,271       20,598,238
                                                                    -------------    -------------
            Total deposits                                            243,114,669      220,892,657
     Short-term borrowings                                              7,045,632        2,363,887
     Other borrowings                                                  11,069,475        9,829,866
     Accrued interest payable and other liabilities                       911,566          673,159
                                                                    -------------    -------------

             TOTAL LIABILITIES                                        262,141,342      233,759,569
                                                                    -------------    -------------
STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                                  -                -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,924,621 and 1,603,960 issued and outstanding         192,462          160,396
     Additional paid-in capital                                        14,287,483       14,323,021
     Retained earnings                                                  1,490,267          356,344
     Accumulated other comprehensive loss                                 (13,216)         (12,017)
                                                                    -------------    -------------

             TOTAL STOCKHOLDERS' EQUITY                                15,956,996       14,827,744
                                                                    -------------    -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 278,098,338    $ 248,587,313
                                                                    =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                              Three-Months Ended June 30, Six-months Ended June 30,
                                                    2004         2003         2004         2003
                                                 ----------   ----------   ----------   ----------
                                                       (unaudited)                (unaudited)
INTEREST AND DIVIDEND INCOME
    Loans, including fees                        $3,009,369   $2,302,577   $5,767,209   $4,410,790
    Interest-bearing deposits with other banks        9,840       13,037       25,206       39,905
    Investment securities                           351,957      377,023      743,016      746,334
                                                 ----------   ----------   ----------   ----------
           Total interest and dividend income     3,371,166    2,692,637    6,535,431    5,197,029
                                                 ----------   ----------   ----------   ----------

INTEREST EXPENSE
    Deposits                                      1,146,837    1,056,983    2,306,537    2,119,605
    Short-term borrowings                            18,033       12,878       24,014       24,988
    Other borrowings                                120,504      130,218      258,196      261,641
                                                 ----------   ----------   ----------   ----------
           Total interest expense                 1,285,374    1,200,079    2,588,747    2,406,234
                                                 ----------   ----------   ----------   ----------

NET INTEREST INCOME                               2,085,792    1,492,558    3,946,684    2,790,795

Provision for loan losses                           194,000      188,000      304,000      278,000
                                                 ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                    1,891,792    1,304,558    3,642,684    2,512,795
                                                 ----------   ----------   ----------   ----------

NONINTEREST INCOME
    Service fees on deposit accounts                174,307      126,632      320,368      245,457
    Investment security gain                              -            -            -        6,691
    Asset management fees and commissions           592,471      150,526    1,159,216      489,670
    Other                                            44,536       77,851       54,666       86,945
                                                 ----------   ----------   ----------   ----------
           Total noninterest income                 811,314      355,009    1,534,250      828,763
                                                 ----------   ----------   ----------   ----------

NONINTEREST EXPENSE
    Compensation and employee benefits              745,230      544,386    1,437,995    1,063,112
    Occupancy and equipment                         177,793      148,245      354,129      293,221
    Professional fees                                51,349       53,725       94,798      101,749
    Data processing fees                            111,164       95,608      230,171      173,261
    Supplies, printing, and postage                  31,938       31,518       64,931       68,675
    Advertising                                      37,723       24,442       78,128       61,792
    ATM processing fees                              34,982       30,322       69,853       62,622
    Commission expense                              361,331       77,298      738,837      295,123
    Other                                           174,724      109,331      340,169      218,472
                                                 ----------   ----------   ----------   ----------
           Total noninterest expense              1,726,234    1,114,875    3,409,011    2,338,027
                                                 ----------   ----------   ----------   ----------

Income before income taxes                          976,872      544,692    1,767,923    1,003,531
Income taxes                                        339,000      189,089      634,000      348,699
                                                 ----------   ----------   ----------   ----------

NET INCOME                                       $  637,872   $  355,603   $1,133,923   $  654,832
                                                 ==========   ==========   ==========   ==========

EARNINGS PER SHARE
    Basic                                        $     0.33   $     0.21   $     0.59   $     0.39
    Diluted                                            0.31         0.19         0.55         0.36

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                         1,924,621    1,690,139    1,924,621    1,686,784
    Diluted                                       2,080,803    1,835,168    2,077,516    1,832,813

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             Accumulated
                                                                                 Other         Total
                                                  Additional                    Compre-        Stock-        Compre-
                                       Common      Paid-in       Retained       hensive        holders       hensive
                                       Stock       Capital       Earnings        Loss          Equity        Income
                                      --------   -----------    ----------   ----------         -------   ----------
                                         (unaudited)


Balance, December 31, 2003            $160,396   $14,323,021    $  356,344    $(12,017)     $14,827,744

Net income                                                       1,133,923                    1,133,923     $1,133,923
Other comprehensive income:
    Unrealized loss on
      available for sale securities
      net of tax benefit of $618                                                (1,199)          (1,199)        (1,199)
                                                                                                            ----------
Comprehensive income                                                                                        $1,132,724
                                                                                                            ==========
Twenty percent stock dividend
  (including cash paid for
  fractional shares)                    32,066       (35,538)                                    (3,472)
                                      --------   -----------    ----------    --------      -----------

Balance, June 30, 2004                $192,462   $14,287,483    $1,490,267    $(13,216)     $15,956,996
                                      ========   ===========    ==========    ========      ===========


   See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Six-months ended June 30,
                                                                   2004            2003
                                                               ------------    ------------
OPERATING ACTIVITIES
     Net income                                                $  1,133,923    $    654,832
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                  304,000         278,000
         Depreciation, amortization, and accretion, net             389,880         509,525
         Investment security gains                                        -           6,691
         Increase in accrued interest receivable                    (92,398)       (115,856)
         Increase (decrease) in accrued interest payable              3,577        (259,453)
         Other, net                                                 276,734        (489,382)
                                                               ------------    ------------
         Net cash provided by operating activities                2,015,716         584,357
                                                               ------------    ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                  (80,881)        (19,826)
         Proceeds from sale                                               -          26,637
         Proceeds from principal repayments and maturities        1,674,415       1,027,265
     Investment securities held to maturity:
         Purchases                                              (37,198,347)    (29,941,878)
         Proceeds from principal repayments and maturities       34,272,474      25,486,208
     Net increase in loans receivable                           (31,168,568)    (29,517,912)
     Purchase of FHLB stock                                        (412,700)        (65,600)
     Acquisition of subsidiary                                            -        (964,014)
     Purchase of premises and equipment                             (81,209)       (206,154)
                                                               ------------    ------------
         Net cash used for investing activities                 (32,994,816)    (34,175,274)
                                                               ------------    ------------

FINANCING ACTIVITIES
     Net increase in deposits                                    22,222,012      33,649,325
     Net increase in short-term borrowings                        4,681,745       4,126,779
     Proceeds from other borrowings                               1,350,000         360,000
     Repayment of other borrowings                                 (110,391)       (103,760)
     Cash paid in lieu of fractional shares                          (3,472)              -
     Exercise of stock options                                            -           1,108
     Issuance of common stock                                             -       2,367,848
     Issuance of common stock for the purchase of subsidiary              -         594,000
                                                               ------------    ------------
         Net cash provided by financing activities               28,139,894      40,995,300
                                                               ------------    ------------

         Increase (decrease) in cash and cash equivalents        (2,839,206)      7,404,383

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 14,953,286       5,852,073
                                                               ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 12,114,080    $ 13,256,456
                                                               ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid during the year for:
         Interest on deposits and borrowings                   $  2,585,170    $  2,665,687
         Income taxes                                               659,000       1,020,000

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Nittany Financial Corp. (the "Company") include its wholly-owned subsidiaries, Nittany Bank (the "Bank"), Nittany Asset Management, Inc, and Vantage Investment Advisors, LLC. The Bank includes its wholly-owned subsidiary, FTF Investments Inc. All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2004, or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2003, which are incorporated herein by reference to the Company's Annual Report on Form 10-KSB.

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

                                      Three Months Ended June 30,           Six Months Ended June 30,
                                          2004          2003                    2004          2003
                                        --------      --------               ----------     --------
Net income, as reported:                $637,872      $355,603               $1,133,923     $654,832

Less proforma expense related
  to stock options                        29,747        43,886                   59,494       87,771
                                        --------      --------               ----------     --------
Proforma net income                     $608,125      $311,717               $1,074,429     $567,061
                                        ========      ========               ==========     ========


Basic net income per common share:
     As reported                        $   0.33      $   0.21               $     0.59     $   0.39
     Pro forma                              0.32          0.18                     0.56         0.34
Diluted net income per common share:
     As reported                        $   0.31      $   0.19               $     0.55     $   0.36
     Pro forma                              0.29          0.17                     0.52         0.31

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended June 30, 2004 and 2003, the diluted number of shares outstanding from employee stock options was 156,182 and 145,030, respectively. For the six-months ended June 30, 2004 and 2003, the diluted number of shares outstanding from employee stock options was 152,895 and 146,029, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2004, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended June 30, 2004, comprehensive income totaled $619,879. For the three and six-months ended June 30, 2003, comprehensive income totaled $363,243 and $661,764.

NOTE 4 - STOCK SPLIT

On February 24, 2004, the Board of Directors approved a six-for-five stock split, effected in the form of a 20 percent stock dividend to stockholders of record March 10, 2004, payable on March 31, 2004. As a result, 320,661 additional shares of the Company's stock were issued, common stock was increased by $32,066, and surplus was decreased by $35,538.

Fractional shares were paid in cash. All average shares outstanding as of June 30, 2004, and all per share amounts as of June 30, 2004, included in the financial statements are based on the increased number of shares after giving retroactive effect to the stock split effected in the form of a stock dividend.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Interpretation 46, Consolidation of Variable Interest Entities ("Interpretation"), which established standards for identifying a variable interest entity ("VIE") and for determining under what circumstances a VIE should be consolidated with its primary beneficiary. The Interpretation requires consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the interpretation, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of this Interpretation did not have a material effect on the Company's financial position or results of operations.

In December 2003, the FASB revised FAS No. 132, Employers' Disclosures about Pension and Other Postretirement Benefit. This statement retains the disclosures required by FAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on changes in the benefit obligations and fair value of plan assets. Additional disclosures include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. This statement retains reduced disclosure requirements for nonpublic entities from FAS No. 132, and it includes reduced disclosure for certain of the new requirements. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the revised disclosure provisions.


                       MANAGEMENT DISCUSSION AND ANALYSIS

                                     GENERAL

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include, but are not limited to, changes in interest rates, the ability to control costs and expenses, and general economic conditions.

Overview

Nittany Financial Corp. ("Nittany") is a unitary thrift holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At June 30, 2004, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

     o Nittany Bank commenced banking operations in October 1998 as a federally insured federal savings bank with two offices in State College, Pennsylvania. Two State College offices were opened in August 2000 and January 2002. A lease was signed in June 2004 for a historic property in downtown Bellefonte, Pennsylvania, a neighboring community to State College, which will serve as the fifth branch, if it proves to be suitable. The Bank formed a Delaware investment company called FTF Investments Inc. during the first quarter of 2004 to aid in asset utilization.

     o Nittany Asset Management, Inc. was formed in May 1999 primarily to offer investment products and services to retail customers. The subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania.

     o On January 1, 2003, Nittany Financial Corp. acquired Vantage Investment Advisors, LLC ("Vantage"). Vantage is a registered investment advisor, which currently manages investment assets in excess of $245 million. This subsidiary is also headquartered at 2541 East College Avenue in State College.

Our retail business is conducted principally through Nittany Bank. Nittany Bank provides a wide range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At June 30, 2004, we had consolidated assets of $278 million, loans receivable (net of allowance for loan losses) of $214 million, deposits of $243 million, and stockholders' equity of $16.0 million. Net income for the quarter ended June 30, 2004 increased $282,000 to $638,000 or $.31 per diluted share from $356,000 or $.19 per diluted share for the same period in 2003. This included an income tax expense of $339,000 for the quarter compared to $189,000 for the 2003 quarter.

COMPARISON OF FINANCIAL CONDITION

Total assets increased $29,511,000 to $278,098,000 at June 30, 2004 from $248,587,000 at December 31, 2003. Strong growth in residential and commercial real estate loans resulted in an increase in net loans receivable of $30,864,000, which were primarily funded through growth in Nittany Savings deposits, available cash and matured securities. Total assets included $1.8 million of intangible assets from the acquisition of Vantage and the Bank's original core deposits. These intangibles are not currently being amortized.

Cash and cash equivalents decreased $2,839,000 at June 30, 2004 as compared to December 31, 2003. This decrease resulted from growth in loan demand, which exceeded deposits during the quarter. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios, which mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment securities available for sale decreased to $2,468,000 at June 30, 2004 from $4,074,000 at December 31, 2003 and investment securities held to maturity increased to $41,913,000 at June 30, 2004 from $39,246,000 at December 31, 2003. The increase in the investment securities' held to maturity portfolio resulted primarily from the investment of savings deposits not yet needed to fund loan growth.

Net loans receivable increased to $213,607,000 at June 30, 2004 from $182,743,000 at December 31, 2003. The increase in net loans receivable resulted from the strong real estate market in the Company's market area, and low market interest rates. At June 30, 2004, 1 to 4 family residential mortgage balances grew by $17,871,000 to $142,218,000 from $124,347,000 at December 31, 2003.
Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. As of June 30, 2004, the Company had additional commitments to fund loan demand of $12,628,000 of which approximately $5,010,000 relates to commercial customers.

At June 30, 2004, the Company's allowance for loan losses increased by $167,000 to $1,985,000 from $1,818,000 at March 31, 2004. The increase resulted from an additional loan loss provision of $194,000 needed for the growth in loans during the quarter, which were partially offset by a few minor charge-offs.

The additions to the allowance for loan losses are based upon a careful analysis by management of loan data. Because the Company lacks substantial historical experience, management must base its determination upon such factors as the Company's volume and the type of loans that it originates, the amount and trends relating to its delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in its portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio at June 30, 2004, there can be no assurance that additional losses will not be required in future periods.

The table below outlines the Company's past due loans as of June 30, 2004:

---------------------------------------------------------------------------------------------------------
                                                                  > 90 Days Past    > 90 Days Past
                                                    Total Loan      Due - Number      Due - Balance
                               # of Loans             Balance         of Loans          of Loans
---------------------------------------------------------------------------------------------------------
Personal Loans                     361              $8,914,000           1                 $5,287
---------------------------------------------------------------------------------------------------------
Credit
Line Loans                         428              $4,456,000           0                      0
---------------------------------------------------------------------------------------------------------
Business Loans                     168             $11,453,000           0                      0
---------------------------------------------------------------------------------------------------------
Real
Estate Loans                     1,158            $190,768,000           1                $81,433
---------------------------------------------------------------------------------------------------------
      Total                      2,115            $215,591,000           2                $86,720
---------------------------------------------------------------------------------------------------------


Total deposits increased by $22,222,000 to $243,115,000 at June 30, 2004 as compared to $220,893,000 at December 31, 2003. The Nittany Savings deposit account made up approximately 63% ($152,444,000) of total deposits at June 30, 2004. Non-interest bearing demand deposits increased to $11,843,000 at June 30, 2004 from $7,880,000 at December 31, 2003. The Nittany Savings deposit is a competitive deposit account with a tiered annual interest rate of 2.05% for balances over $2,500 for the current period. Due to the continuation of historically low short-term interest rates during the quarter, the Nittany Savings deposit has remained popular with local depositors and has helped to increase our deposit base.

Stockholder's equity increased to $15,957,000 at June 30, 2004 from $14,828,000 at December 31, 2003 primarily as a result of net income of $1,134,000 and minor fluctuations in the market value of available for sale securities.

Average Balance Sheet for the Three- Month Period Ended June 30, 2004

The following tables set forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

The yield on earning assets and the net interest margin are presented on a fully taxable-equivalent (FTE) and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 34% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

a.   Nittany   Financial   Quarterly  Average  Balance  Sheet  and  Supplemental
     Information:

                                                              For the three months ended
                                --------------------------------------------------------------------------------------
                                                  6/30/04                                     6/30/03
                                -------------------------------------------  -----------------------------------------
                                                                   (3)                                        (3)
                                    Average                      Average        Average                     Average
                                    Balance      Interest       Yield/Cost      Balance       Interest     Yield/Cost
                                    -------      --------       ----------      -------       --------     ----------
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans recievable                 $206,055        $3,009         5.84%        $142,259         $2,303        6.48%
  Investments securities             47,951           352         3.47%          50,855            377        2.97%
  Interest-bearing deposits
    with banks                       10,542            10         0.38%           7,385             13        0.70%
                                   --------        ------       ------         --------         ------      ------
Total interest-earning assets       264,548         3,371         5.19%         200,499          2,693        5.37%
                                                   ------                                       ------
Noninterest-earning assets            6,383                                       6,034
Allowance for loan losses            (1,876)                                     (1,309)
                                   --------                                    --------
Total assets                       $269,056                                    $205,224
                                   ========                                    ========
Interest-bearing liabilities:
  Interest - bearing
    demand deposits                 $20,658            44         0.85%         $18,013             41        0.91%
  Money market deposits              35,573           181         2.04%          33,435            210        2.51%
  Savings deposits                  151,911           761         2.00%         103,739            630        2.43%
  Certificates of deposit            21,671           160         2.95%          21,504            176        3.27%
  Advances from FHLB                 13,467           139         4.13%           8,673            143        6.60%
                                   --------        ------       ------         --------         ------      ------
Total interest-bearing liabilities  243,281         1,285         2.11%         185,364          1,200        2.59%
                                   --------        ------                      --------         ------
Noninterest-bearing liabilities
  Demand deposits                     9,122                                       7,081
  Other liabilities                     808                                         505
Stockholders' equity                 15,845                                      12,274
                                   --------                                    --------
Total liabilities &
  stockholders' equity              269,056                                     205,224
                                   --------                                    --------
Net interest income                                $2,086                                       $1,493
                                                   ======                                       ======
Interest rate spread (1)                                          3.08%                                       2.78%
Net yield on interest-earning
  assets (2)                                                      3.25%                                       2.98%

Ratio of average interest-earning assets to
  average interest-bearing liabilities                          108.74%                                     108.17%


(1) Interest rate spread is the difference between the avg. yield on interest-earning assets and the avg. cost of interest-bearing liabilities.
(2) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(3) Average yields are computed using annualized interest income and expense for the periods.

b.  Nittany  Financial  Year-To-Date  Average  Balance  Sheet  and  Supplemental
Information:

                                                                     For the period ended
                                --------------------------------------------------------------------------------------
                                                  6/30/04                                     6/30/03
                                -------------------------------------------  -----------------------------------------
                                                                   (3)                                        (3)
                                    Average                      Average        Average                     Average
                                    Balance      Interest       Yield/Cost      Balance       Interest     Yield/Cost
                                    -------      --------       ----------      -------       --------     ----------
                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans recievable                  $197,362       $5,767          5.84%        $135,181        $4,411         6.53%
  Investments securities              48,352          743          3.60%          48,565           747         3.07%
  Interest-bearing deposits
    with banks                         9,477           25          0.53%           9,566            39         0.84%
                                    --------       ------        ------         --------        ------       ------
Total interest-earning assets        255,190        6,535          5.22%         193,312         5,197         5.38%
                                                   ------                                       ------
Noninterest-earning assets             7,587                                       8,792
Allowance for loan losses             (1,814)                                     (1,259)
                                    --------                                    --------
Total assets                        $260,963                                    $200,846
                                    ========                                    ========
Interest-bearing liabilities:
  Interest - bearing
    demand deposits                  $19,900           84          0.84%         $16,901            89         1.05%
  Money market deposits              $35,018          365          2.08%          32,324           420         2.60%
  Savings deposits                   148,129        1,532          2.07%          98,063         1,241         2.53%
  Certificates of deposit             21,654          325          3.00%          21,229           369         3.48%
  Advances from FHLB                  11,650          282          4.84%          10,964           287         5.23%
                                    --------       ------        ------         --------        ------       ------
Total interest-bearing liabilities   236,351        2,588          2.19%         179,482         2,406         2.68%
                                    --------       ------                       --------        ------
Noninterest-bearing liabilities
  Demand deposits                      8,394                                       6,170
  Other liabilities                      725                                       3,783
Stockholders' equity                  15,494                                      11,410
                                    --------                                    --------
Total liabilities &
  stockholders' equity               260,963                                    $200,846
                                    --------                                    --------
Net interest income                                $3,947                                       $2,791
                                                   ======                                       ======
Interest rate spread (1)                                           3.03%                                       2.70%
Net yield on interest-earning assets (2)                           3.19%                                       2.89%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                           107.97%                                     107.71%


(1)  Interest  rate  spread  is  the   difference   between  the  avg  yield  on
     interest-earning assets and the avg cost of interest-bearing liabilities.

(2) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3) Average yields are computed using annualized interest income and expense for the periods.


RESULTS OF OPERATIONS

Net income was $638,000 for the three months ended June 30, 2004, an increase of $282,000 as compared to the same period ended 2003. The increase is due to increases in net interest income and noninterest income of $593,000 and $456,000, respectively, which were offset by increases in noninterest expense and taxes. For the six month period ended June 30, 2004, net income was $1,134,000 as compared to $655,000 for the same period in 2003. Basic and diluted earnings per share increased to $.33 and $.31 per share, respectively for the three months period ended June 30, 2004 compared to $.21 and $.19 per share, respectively, for the three month period ended June 30, 2003. Basic and diluted earnings per share increased to $.59 and $.55 per share, respectively, for the six months ended June 30, 2004 compared to $.39 and $.36 for the six month period ended June 30, 2003. All "per share" data has been adjusted for the 20% stock dividend issued in March 2004.

Net interest income for the three months ended June 30, 2004 was $2,086,000 as compared to $1,493,000 for the same period ended 2003. Interest income increased $679,000 for 2004 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $707,000. The increase in interest income was the result of an increase of $64,049,000 in average balances of interest-earning assets that primarily resulted from a $63,796,000 increase in the average balance of loans receivable. The yield on interest earning assets decreased to 5.19% for the three months ended June 30, 2004 from 5.37% for the same period ended 2003 resulting from a continuous drop in interest rates for the quarter. Although there were significant increases in residential real estate lending, the yield on the loans receivable decreased 64 basis points in 2004 as compared to 2003. Year to date, the net interest income was $3,947,000 as compared to $2,791,000 for the same period ended 2003, as the yield on interest earning assets dropped 16 basis points during the time period.

Interest expense increased by only $85,000 for the three months ended June 30, 2004 as compared to the prior year period and was influenced mainly by an increase in interest expense on deposits as increases in deposit balances were essentially offset by lower rates. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $53,123,000. The average balances of savings deposit accounts increased $48,172,000 as a result of customer service, referrals, and marketing efforts and competitive rates of the Nittany Savings product. The cost of funds decreased to 2.11% for the three month period ended June 30, 2004 from 2.59% for the same period ended 2003 as a result of a general reduction in market interest rate levels and a decrease in the rates paid on deposits. Interest expense for the six-month period ended June 30, 2004 increased by $183,000 as lower rates were offset by a $50,066,000 increase in the average balance in the Nittany Savings product.

Management's constant attention to loan rates, deposit rates, and the liquidity position of the Bank has been successful as the Bank's net interest margin increased by 27 basis points to 3.25% from 2.98% at June 30, 2003, a period of interest rate volatility.

Total noninterest income for the three months ended June 30, 2004 increased $456,000 as compared to the same period ended 2003. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, along with fee income derived from asset management services and related commissions. Service fees on deposit accounts increased $47,700 and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three-months ended June 30, 2004, commissions and management fees from Vantage and Nittany Asset Management increased by $442,000 over the same period of 2003. Year to date, noninterest income increased to $1,534,000 from $829,000 for the same period ended 2003 due to the growth in assets under management at Vantage.

Total noninterest expenses increased $611,000 for the three months ended June 30, 2004, as compared to the same period ended 2003. The increase in total noninterest expenses for the current period was primarily related to the larger organization that resulted from the acquisition of Vantage as well as the related marketing efforts to increase visibility within the Company's market area, annual merit increases and bonuses given to employees, and data processing expenses. Vantage paid $361,000 of solicitors' fees for the quarter as compared to $223,000 for the same period in 2003 due to the growth in assets under management. Year to date, noninterest expenses increased to $3.409,000 from $2,338,000 for the same period ended 2003 primarily because of the increase of $375,000 in compensation related expenses and the $444,000 increase in commission expense mainly at Vantage.

Income tax expense of $339,000 was recognized in the second quarter of 2004, compared to $189,000 for the same period of 2003. All of the Company's operating loss carry-forwards were fully utilized during the 2003 tax year. However, the purchase of approximately $15 million in high quality municipal bonds in 2003 and 2004, and the formation of a Delaware investment company during the quarter, have helped to reduce our effective tax rate.

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

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and tangible capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2004, both the Company and the Bank exceeded the minimum risk-based and tangible capital ratio requirements. The Company's and the Bank's risk-based, Tier I risk-based, and tangible capital ratios are 10.5%, 9.2%, 5.5% and 12.9%, 11.6%, 6.4%, respectively, at June 30, 2004.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in  internal  controls.  There  were no  significant  changes in the
    ------------------------------
Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

               None

Item 2. Changes in securities and Small Business Issuer Purchases of Equity Securities

               None

Item 3.    Defaults by the Company on its senior securities

               None

Item 4.    Submission of matters to a vote of security holders

               The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 21, 2004:

               Election of a Director for term to expire in 2008:
               David K. Goodman Jr. was elected by the following vote:

               For:                   1,332,490
               Votes Withheld:           14,734

               William A. Jaffe was elected by the following vote:

               For:                   1,328,927
               Votes Withheld:           18,297

               S.R. Snodgrass A.C. was selected as the Company's independent auditors for the fiscal year 2004 by the following vote:

               For:                   1,244,323
               Against:                     120
               Votes Withheld:            2,781

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


          (b)  Reports on Form 8-K.


          (1) A Report on Form 8-K was filed on August 10, 2004 pursuant to Items 7 and 12 in accordance with Release No. 34-47583 to report earnings for the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and hereunto duly authorized.


                                 Nittany Financial Corp.


Date:    August 13, 2004         By: /s/David Z. Richards
                                     -------------------------------------------
                                     David Z. Richards
                                     President and Chief Executive Officer



Date:    August 13, 2004         By: /s/Gary M. Bradley
                                     -------------------------------------------
                                     Gary M. Bradley
                                     Vice President and Chief Accounting Officer