Form 10QSB
period 2004-09-30
NITTANY FINANCIAL CORP
filed 2004-11-15
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                            FORM 10 - QSB

-----
 X    QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934

      For the quarterly period ended September 30, 2004

-----
      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----


      For the transition period from ______ to ______

                   Commission File Number 0-32623
                                          -------

                             Nittany Financial Corp.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                                23-2925762
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

              116 College Avenue, State College, Pennsylvania 16801
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (814) 234-7320
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                    Consolidated Balance Sheet (Unaudited) as of                                                   3
                        September 30, 2004 and December 31, 2003

                    Consolidated Statement of Income (Unaudited)
                        for the Nine Months ended September 30, 2004 and 2003                                      4

                    Consolidated Statement of Income (Unaudited)
                        for the Three Months ended September 30, 2004 and 2003                                     4

                    Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                        for the Nine Months ended September 30, 2004                                               5

                    Consolidated Statement of Cash Flows (Unaudited)
                        for the Nine Months ended September 30, 2004 and 2003                                      6

                    Notes to Unaudited Consolidated Financial Statements                                           7

      Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                                              9

      Item 3.       Controls and Procedures                                                                       16

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                             16

      Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                   16

      Item 3.       Defaults Upon Senior Securities                                                               16

      Item 4.       Submission of Matters to a Vote of Security Holders                                           16

      Item 5.       Other Information                                                                             17

      Item 6.       Exhibits                                                                                      17

SIGNATURES                                                                                                        18

CERTIFICATIONS

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET


                                                                    September 30,     December 31,
                                                                         2004             2003
                                                                    -------------    -------------
                                                                             (unaudited)
ASSETS
     Cash and due from banks                                        $   6,842,808    $     805,812
     Interest-bearing deposits with other banks                         7,586,726       14,147,474
                                                                    -------------    -------------
     Cash and cash equivalents                                         14,429,534       14,953,286
     Investment securities available for sale                             774,294        4,074,095
     Investment securities held to maturity (estimated
       market value of $43,372,047 and $39,168,895)                    44,911,886       39,246,289
     Loans receivable (net of allowance for loan losses
       of $2,107,244 and $1,737,435)                                  226,462,486      182,742,537
     Premises and equipment                                             2,519,408        2,570,953
     Federal Home Loan Bank stock                                       2,223,300        1,311,300
     Intangible assets                                                  1,763,231        1,763,231
     Accrued interest and other assets                                  2,071,117        1,925,622
                                                                    -------------    -------------

             TOTAL ASSETS                                           $ 295,155,256    $ 248,587,313
                                                                    =============    =============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                 $  10,212,041    $   7,880,177
         Interest-bearing demand                                       24,488,842       21,902,355
         Money market                                                  38,062,725       34,237,951
         Savings                                                      155,711,676      136,273,936
         Time                                                          18,083,354       20,598,238
                                                                    -------------    -------------
            Total deposits                                            246,558,638      220,892,657
     Short-term borrowings                                              6,791,622        2,363,887
     Other borrowings                                                  24,237,985        9,829,866
     Accrued interest payable and other liabilities                       807,428          673,159
                                                                    -------------    -------------

             TOTAL LIABILITIES                                        278,395,673      233,759,569
                                                                    -------------    -------------
STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                                  -                -
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,924,621 and 1,603,960 issued and outstanding         192,462          160,396
     Additional paid-in capital                                        14,287,483       14,323,021
     Retained earnings                                                  2,288,082          356,344
     Accumulated other comprehensive loss                                  (8,444)         (12,017)
                                                                    -------------    -------------

             TOTAL STOCKHOLDERS' EQUITY                                16,759,583       14,827,744
                                                                    -------------    -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 295,155,256    $ 248,587,313
                                                                    =============    =============

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                              Three-Months Ended September 30,   Nine-months Ended September 30,
                                                   2004           2003                  2004           2003
                                                 -----------   -----------          -----------   -----------
                                                        (unaudited)                        (unaudited)
INTEREST AND DIVIDEND INCOME
    Loans, including fees                        $ 3,266,905   $ 2,601,103          $ 9,034,114   $ 7,011,893
    Interest-bearing deposits with other banks        24,473         8,898               49,679        48,803
    Investment securities                            371,767       328,101            1,114,783     1,074,435
                                                 -----------   -----------          -----------   -----------
           Total interest and dividend income      3,663,145     2,938,102           10,198,576     8,135,131
                                                 -----------   -----------          -----------   -----------
INTEREST EXPENSE
    Deposits                                       1,185,689     1,051,561            3,492,226     3,171,166
    Short-term borrowings                             41,023        19,023               65,037        44,011
    Other borrowings                                 137,524       128,013              395,720       389,654
                                                 -----------   -----------          -----------   -----------
           Total interest expense                  1,364,236     1,198,597            3,952,983     3,604,831
                                                 -----------   -----------          -----------   -----------
NET INTEREST INCOME                                2,298,909     1,739,505            6,245,593     4,530,300

Provision for loan losses                            138,000       230,000              442,000       508,000
                                                 -----------   -----------          -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                     2,160,909     1,509,505            5,803,593     4,022,300
                                                 -----------   -----------          -----------   -----------
NONINTEREST INCOME
    Service fees on deposit accounts                 177,863       124,980              498,231       370,437
    Investment security gain                          32,707             -               32,707         6,691
    Asset management fees and commissions            614,209       231,764            1,773,425       721,434
    Other                                             26,709        36,125               81,375       123,070
                                                 -----------   -----------          -----------   -----------
           Total noninterest income                  851,488       392,869            2,385,738     1,221,632
                                                 -----------   -----------          -----------   -----------
NONINTEREST EXPENSE
    Compensation and employee benefits               730,611       544,768            2,168,606     1,607,880
    Occupancy and equipment                          186,363       180,397              540,492       473,618
    Professional fees                                 49,290        55,676              144,088       157,425
    Data processing fees                             121,146       112,338              351,317       285,599
    Supplies, printing, and postage                   39,084        35,300              104,015       103,975
    Advertising                                       37,721        42,594              115,849       104,386
    ATM processing fees                               36,191        34,635              106,044        97,257
    Commission expense                               381,639        90,385            1,120,476       385,508
    Other                                            205,537       142,138              545,706       360,610
                                                 -----------   -----------          -----------   -----------
           Total noninterest expense               1,787,582     1,238,231            5,196,593     3,576,258
                                                 -----------   -----------          -----------   -----------

Income before income taxes                         1,224,815       664,143            2,992,738     1,667,674
Income taxes                                         427,000       205,691            1,061,000       554,390
                                                 -----------   -----------          -----------   -----------

NET INCOME                                       $   797,815   $   458,452          $ 1,931,738   $ 1,113,284
                                                 ===========   ===========          ===========   ===========
EARNINGS PER SHARE
    Basic                                        $      0.41   $      0.24          $      1.00   $      0.64
    Diluted                                             0.38          0.23                 0.93          0.59

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                          1,924,621     1,873,078            1,924,621     1,749,564
    Diluted                                        2,080,438     2,024,416            2,078,490     1,897,362

See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                        Accumulated
                                                            Additional                     Other         Total
                                                Common        Paid-in     Retained     Comprehensive  Stockholders'   Comprehensive
                                                Stock         Capital     Earnings         Loss          Equity          Income
                                             -------------  ------------- -----------  -------------  -------------   -------------
                                                                                (unaudited)

Balance, December 31, 2003                        160,396     14,323,021     356,344        (12,017)    14,827,744

Net income                                                                 1,931,738                     1,931,738      $1,931,738
Other comprehensive income:
    Unrealized gain on available for sale securities
    net of reclassification adjustment,
    net of taxes of $1,841                                                                    3,573          3,573           3,573
                                                                                                                        ----------
Comprehensive income                                                                                                    $1,935,311
                                                                                                                        ==========
Twenty percent stock dividend (including cash
  paid for fractional shares)                      32,066    $   (35,538)                                   (3,472)
                                                 --------    -----------  ----------       --------    -----------

Balance, September 30, 2004                      $192,462    $14,287,483  $2,288,082       $ (8,444)   $16,759,583
                                                 ========    ===========  ==========       ========    ===========


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Nine-months ended September 30,
                                                                        2004            2003
                                                                   ------------    ------------
OPERATING ACTIVITIES
     Net income                                                    $  1,931,738    $  1,113,284
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                      442,000         508,000
         Depreciation, amortization, and accretion, net                 540,818         772,963
         Investment security gain                                       (32,707)         (6,691)
         Increase in accrued interest receivable                       (105,747)       (198,645)
         Decrease in accrued interest payable                           (34,839)       (293,164)
         (Increase) decrease in taxes payable                            51,757        (689,419)
         Other, net                                                      75,762         (55,722)
                                                                   ------------    ------------
         Net cash provided by operating activities                    2,868,782       1,150,606
                                                                   ------------    ------------
INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                      (80,881)        (19,826)
         Proceeds from sale                                              52,707          26,637
         Proceeds from principal repayments and maturities            3,353,469       1,555,738
     Investment securities held to maturity:
         Purchases                                                  (42,268,481)    (44,424,200)
         Proceeds from principal repayments and maturities           36,262,161      37,940,573
     Net increase in loans receivable                               (44,150,543)    (52,370,615)
     Purchase of FHLB stock                                            (912,000)       (373,600)
     Acquisition of subsidiary                                                -        (370,014)
     Purchase of premises and equipment                                (147,330)       (849,686)
     Sale of premises and equipment                                           -          31,000
                                                                   ------------    ------------
         Net cash used for investing activities                     (47,890,897)    (58,853,993)
                                                                   ------------    ------------
FINANCING ACTIVITIES
     Net increase in deposits                                        25,665,981      49,183,640
     Net increase in short-term borrowings                            4,427,735       6,521,026
     Proceeds from other borrowings                                  14,575,000         500,000
     Repayment of other borrowings                                     (166,881)       (156,858)
     Exercise of stock options                                                -           1,108
     Cash paid in lieu of fractional shares                              (3,472)              -
     Proceeds from sale of common stock                                       -       2,335,730
     Issuance of common stock                                                 -          15,751
                                                                   ------------    ------------
         Net cash provided by financing activities                   44,498,363      58,400,397
                                                                   ------------    ------------
         Increase (decrease) in cash and cash equivalents              (523,752)        697,010

CASH & CASH EQUIV. AT BEGINNING OF PERIOD                            14,953,286       5,852,073
                                                                   ------------    ------------

CASH & CASH EQUIV. AT END OF PERIOD                                $ 14,429,534    $  6,549,083
                                                                   ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid during the year for:
         Interest on deposits and borrowings                       $  3,987,822    $  3,897,995
         Income taxes                                                 1,151,500       1,095,000

See accompanying notes to the consolidated unaudited financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2004 or any other future interim period.

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

                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                          2004           2003           2004           2003
                                       -----------   -----------   -------------  --------------
Net income, as reported:               $   797,815   $   458,452   $   1,931,738   $   1,113,284

Less proforma expense related
  to stock options                          29,747        43,886          89,241         131,658
                                       -----------   -----------   -------------   -------------
Proforma net income                    $   768,068   $   414,566   $   1,842,497   $     981,626
                                       ===========   ===========   =============   =============

Basic net income per common share:
     As reported                       $      0.41   $      0.24   $        1.00   $        0.64
     Pro forma                                0.40          0.22            0.96            0.56

Diluted net income per common share:
     As reported                       $      0.38   $      0.23   $        0.93   $        0.59
     Pro forma                                0.37          0.20            0.89            0.52

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended September 30, 2004 and 2003, the diluted number of shares outstanding from employee stock options was 155,817 and 151,338, respectively. For the nine-months ended September 30, 2004 and 2003, the diluted number of shares outstanding from employee stock options was 153,869 and 147,798, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2004, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended September 30, 2004, comprehensive income totaled $802,587. For the three and nine-months ended September 30, 2003, comprehensive income totaled $455,167 and $1,116,931.

NOTE 4 - STOCK SPLIT

On February 24, 2004, the Board of Directors approved a six-for-five stock split, effected in the form of a 20 percent stock dividend to stockholders of record March 10, 2004, payable on March 31, 2004. As a result, 320,661 additional shares of the Company's stock were issued, common stock was increased by $32,066, and surplus was decreased by $35,538. Fractional shares were paid in cash. All average shares outstanding as of September 30, 2004, and all per share amounts as of September 30, 2004, included in the financial statements are based on the increased number of shares after giving retroactive effect to the stock split effected in the form of a stock dividend.

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

In March 2004, the Financial Accounting Standards Board ("FASB") reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 ("EITF 03-1"), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

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

Overview

Nittany Financial Corp. ("Nittany") is a unitary thrift holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At September 30, 2004, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

o Nittany Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices in State College, Pennsylvania. Two additional offices were opened in State College in August 2000 and January 2002. A lease was signed in June 2004 for a historic property in downtown Bellefonte, Pennsylvania, a neighboring community to State College, which is expected to serve as the fifth branch early next year. The Bank formed a Delaware investment company called FTF Investments Inc. during the first quarter of 2004 to aid in asset utilization.

o Nittany Asset Management, Inc. was formed in May 1999 primarily to offer investment products and services to retail customers. The subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania.

o On January 1, 2003, Nittany Financial Corp. acquired Vantage Investment Advisors, LLC ("Vantage"). Vantage is a registered investment advisor which currently manages investment assets in excess of $250 million. This subsidiary is also headquartered at 2541 East College Avenue in State College.

Our retail business is conducted principally through Nittany Bank. Nittany Bank provides a wide range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At September 30, 2004, we had consolidated assets of $295 million, loans receivable (net of allowance for loan losses) of $226 million, deposits of $247 million, and stockholders' equity of $16.8 million. Net income for the quarter ended September 30, 2004 increased $340,000 to $798,000 or $.38 per diluted share from $458,000 or $.23 per diluted share for the same period in 2003. This included an income tax expense of $427,000 for the quarter compared to $206,000 for the 2003 quarter.


COMPARISON OF FINANCIAL CONDITION

Total assets increased $46,568,000 to $295,155,000 at September 30, 2004 from $248,587,000 at December 31, 2003. Strong growth in residential and commercial real estate loans resulted in an increase in net loans receivable of $43,720,000 which were primarily funded through growth in Nittany Savings deposits and Federal Home Loan Bank borrowings. Total assets included $1.8 million of intangible assets from the acquisition of Vantage and the Bank's original core deposits. These intangibles are not currently being amortized.

Cash and cash equivalents decreased $523,000 at September 30, 2004 as compared to December 31, 2003. This decrease resulted from growth in loan demand which exceeded deposits during the quarter. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB short term advances, and the portion of the investment and loan portfolios which mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment securities available for sale decreased to $774,000 at September 30, 2004 from $4,074,000 at December 31, 2003 and investment securities held to maturity increased to $44,912,000 at September 30, 2004 from $39,246,000 at December 31, 2003. The increase in the investment securities held to maturity portfolio resulted primarily from the investment of savings deposits not yet needed to fund loan growth. Most securities purchased during the year have been classified as held to maturity.

Net loans receivable increased $43,719,000 to $226,462,000 at September 30, 2004 from $182,743,000 at December 31, 2003. The increase in net loans receivable resulted from the strong real estate market in the Company's market area, and low market interest rates. At September 30, 2004, one to four family residential mortgage balances grew by $27,248,000 to $151,595,000 from $124,347,000 at
December 31, 2003 and commercial real estate loans grew by $10,761,000 during the same time period. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. As of September 30, 2004, the Company had additional commitments to fund loan demand of $11,091,000 of which approximately $4,293,000 relates to commercial customers.

At September 30, 2004, the Company's allowance for loan losses increased by $370,000 to $2,107,000 from $1,737,000 at December 31, 2004. The increase resulted from an additional loan loss provision of $442,000 needed for the growth in loans during the quarter which were offset by charge-offs net of recoveries.

The additions to the allowance for loan losses are based upon a careful analysis by management of loan data. Because the Company has incurred very little loan losses in its five-year history, management must base its determination upon such factors as the Company's volume and the type of loans that it originates, the amount and trends relating to its delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in its portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio at September 30, 2004, there can be no assurance that additional losses will not be incurred in future periods.


The table below outlines the Company's past due loans as of September 30, 2004:

-------------- ------------ -------------- ----------------- -----------------
                                           > 90 Days Past    > 90 Days Past
                              Total Loan      Due - Number     Due - Balance
                # of Loans      Balance          of Loans         of Loans
-------------- ------------ -------------- ----------------- ------------------
Personal Loans         351     $8,215,000             1            $8,898
-------------- ------------ -------------- ----------------- ------------------
Credit
Line Loans             447     $5,553,000             0                 0
-------------- ------------ -------------- ----------------- ------------------
Business Loans         172    $11,798,000             0                 0
-------------- ------------ -------------- ----------------- ------------------
Real
Estate Loans         1,223   $203,003,000             0                 0
-------------- ------------ -------------- ----------------- ------------------
      Total          2,193   $228,569,000             1            $8,898
-------------- ------------ -------------- ----------------- ------------------

Total deposits increased by $25,666,000 to $246,559,000 at September 30, 2004 as compared to $220,893,000 at December 31, 2003. The Nittany Savings deposit account comprises approximately 63% of total deposits at September 30, 2004. The Nittany Savings deposit is a competitive deposit account with a tiered annual interest rate of 2.05% for balances over $2,500 for the current period. Due to the continuation of relatively low short-term interest rates during the quarter, the Nittany Savings deposit has remained popular with local depositors and has helped to increase our deposit base. Non-interest bearing demand deposits increased to $10,212,000 at September 30, 2004 from $7,880,000 at December 31, 2003 as all our checking and money market accounts grew at a steady pace.

Stockholder's equity increased to $16,760,000 at September 30, 2004 from $14,828,000 at December 31, 2003 because of net income of $1,932,000 and minor fluctuations in the market value of available for sale securities.

Average Balance Sheets for September 30, 2004

The following tables set forth certain information relating to the Company's quarterly and year-to-date average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

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

a.   Nittany   Financial   Quarterly  Average  Balance  Sheet  and  Supplemental
     Information:

                                                                              For the three months ended
                                                ---------------------------------------------------------------------------------
                                                              9/30/04                                    9/30/03
                                                -----------------------------------------      ----------------------------------
                                                                             (4)                                           (4)
                                                  Average    Annualized    Average              Average                  Average
                                                  Balance   Interest (1)  Yield/Cost            Balance  Interest (1)  Yield/Cost
                                                  -------   ------------  ----------            -------  ------------  ----------
                                                                             (Dollars in thousands)
Interest-earning assets:
  Loans recievable                               $222,148       $3,267       5.88%             $166,200      $2,601        6.26%
  Investments securities                           46,768          372       4.27%               55,976         328        2.63%
  Interest-bearing dep - other banks               10,355           24       0.93%                7,743           9        0.46%
                                                 --------       ------       ----              --------      ------        ----
Total interest-earning assets                     279,271        3,663       5.43%              229,920       2,938        5.18%
                                                                -------                                      -------
Noninterest-earning assets                          6,413                                         1,679
Allowance for loan losses                          (2,029)                                       (1,522)
                                                  -------                                      --------
Total assets                                      283,655                                      $230,077
                                                  =======                                      ========
Interest-bearing liabilities:
  Interest - bearing demand deposits              $21,652           47       0.87%              $18,753          37        0.80%
  Money market deposits                            37,679          196       2.08%              $35,120         194        2.21%
  Savings deposits                                155,610          790       2.03%              115,886         646        2.23%
  Certificates of deposit                          21,051          153       2.91%               23,516         174        2.97%
  Advances from FHLB                               20,366          179       3.52%               12,659         147        4.65%
                                                 --------       ------       ----              --------      ------        ----
Total interest-bearing liabilities                256,358        1,365       2.13%              205,933       1,199        2.33%
                                                 --------       ------                         --------      ------
Noninterest-bearing liabilities
  Demand deposits                                  10,022                                         6,962
  Other liabilities                                   705                                         3,250
Stockholders' equity                               16,569                                        13,933
                                                 --------                                      --------
Total liabilities and stockholders' equity       $283,655                                      $230,077
                                                 ========                                      ========
Net interest income                                             $2,298                                       $1,740
                                                                ======                                       ======
Interest rate spread (2)                                                     3.30%                                         2.85%
Net yield on interest-earning assets (3)                                     3.47%                                         3.10%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                     108.94%                                       111.65%

---------------
(1) Interest income and expense are for the period that banking ooperations wer in effect.
(2) Interest rate spread represents the difference between the avg yield on interest-earning assets and the avg cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Average yields are computed using annualized interest income and expense for the periods.

b.   Nittany  Financial  Year-To-Date  Average  Balance  Sheet and  Supplemental
     Information:

                                                                   For the nine month period ended
                                                ---------------------------------------------------------------------------
                                                                9/30/04                             9/30/03
                                                -----------------------------------  --------------------------------------
                                                                             (4)                                    (4)
                                                 Average   Annualized      Average       Average                  Average
                                                 Balance  Interest (1)   Yield/Cost      Balance  Interest (1)   Yield/Cost
                                                 -------  ------------   ----------      -------  ------------   ----------
                                                              (Dollars in thousands)
Interest-earning assets:
  Loans recievable                              $205,669     4 9,034         5.86%      $145,605      $7,012        6.42%
  Investments securities                          47,818       1,115         3.64%        48,345       1,074        3.26%
  Interest-bearing dep - other banks               9,776          50         0.68%         8,960          49        0.73%
                                                --------     -------       ------       --------      ------      --------
Total interest-earning assets                    263,264      10,199         5.26%       202,910       8,135        5.42%
                                                             -------                                  ------
Noninterest-earning assets                         7,193                                   8,867
Allowance for loan losses                         (1,886)                                 (1,347)
                                                --------                                --------
Total assets                                    $268,570                                $210,430
                                                ========                                ========
Interest-bearing liabilities:
  Interest - bearing demand deposits             $20,489         131         0.85%       $17,526         127        0.96%
  Money market deposits                          $35,910         560         2.08%        33,265         614        2.46%
  Savings deposits                               150,639       2,323         2.06%       104,053       1,887        2.42%
  Certificates of deposit                         21,454         478         2.97%        22,002         544        3.29%
  Advances from FHLB                              14,566         461         4.22%         9,276         434        6.23%
                                                --------      ------       ------       --------      ------      --------
Total interest-bearing liabilities               243,059       3,953         2.17%       186,123       3,605        2.58%
                                                --------      ------                    --------      ------
Noninterest-bearing liabilities
  Demand deposits                                  8,939                                   6,738
  Other liabilities                                  719                                   5,519
Stockholders' equity                              15,854                                  12,050
                                                --------                                --------
Total liabilities and stockholders' equity      $268,570                                $210,430
                                                ========                                ========
Net interest income                                          $ 6,246                                  $4,530
                                                             =======                                  ======
Interest rate spread (2)                                                     3.09%                                  2.83%
Net yield on interest-earning assets (3)                                     3.26%                                  3.05%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                     108.31%                                109.02%

--------------------
(1) Interest income and expense are for the period that banking operations wer in effect.
(2) Interest rate spread represents the difference between the avg yield on interest-earning assets and the avg cost of interest-bearing liabilities.
(3) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(4) Average yields are computed using annualized interest income and expense for the periods.


RESULTS OF OPERATIONS

Net income was $798,000 for the three months ended September 30, 2004, an increase of $340,000 as compared to the same period ended 2003. The increase is primarily due to increases in net interest income and noninterest income of $559,000 and $458,000, respectively, which were offset by increases in noninterest expense and taxes. Basic and diluted earnings per share increased to $.41 and $.38 per share, respectively for the three months period ended September 30, 2004 compared to $.24 and $.23 per share, respectively, for the three month period ended September 30, 2003. All "per share" data has been adjusted for the 20% stock dividend issued in March 2004.

Net income for the nine month period ended September 30, 2004 was $1,932,000 as compared to $1,113,300 for the same period in 2003. Basic and diluted earnings per share increased to $1.00 and $.93 per share, respectively for the nine months period ended September 30, 2004 compared to $.64 and $.59 per share, respectively, for the nine month period ended September 30, 2003.

Net interest income for the three months ended September 30, 2004 was $2,299,000 as compared to $1,740,000 for the same period ended 2003. Interest income increased $725,000 for 2004 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $666,000. The increase in interest income was the result of an increase of $49,351,000 in average balances of interest-earning assets that primarily resulted from a $55,948,000 increase in the average balance of loans receivable. The yield on interest earning assets increased to 5.43% for the three months ended September 30, 2004 from 5.18% for the same period ended 2003 due to increasing interest rates during the quarter. Although there were significant increases in residential real estate lending, the yield on the loans receivable decreased 38 basis points in 2004 as compared to 2003. Year to date, the net interest income was $6,246,000 as compared to $4,530,000 for the same period ended 2003, as the $60,354,000 increase in average balance of interest earning assets was offset by a decrease in yield on these assets of 16 basis points and a decrease in the cost of interest bearing liabilities of 41 basis points.

Interest expense increased by $166,000 for the three months ended September 30, 2004 as compared to the prior year period and was influenced primarily by an increase in interest expense on deposits as increases in deposit balances were essentially offset by lower rates. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $42,718,000. The average balances of savings deposit accounts increased $39,724,000 as a result of customer service, referrals, and marketing efforts and competitive rates of the Nittany Savings product. The cost of funds decreased to 2.13% for the three month period ended September 30, 2004 from 2.33% for the same period ended 2003 as a result of a reduction in market interest rate levels, a decrease in the rates paid on deposits, and a greater use of our Federal Home Loan Bank overnight borrowing capabilities. Interest expense for the nine-month period ended September 30, 2004 increased by $348,000 as lower rates were offset by a $46,586,000 increase in the average balance in the Nittany Savings product.

As a result of decreases in the average cost of total interest bearing liabilities, the Bank's quarterly net interest margin increased by 37 basis points to 3.47% from 3.10% at September 30, 2003, a period of interest rate volatility. Year to date, the net interest margin has increased by 21 basis points.

Total noninterest income for the three months ended September 30, 2004 increased $458,000 as compared to the same period ended 2003. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, overdraft privilege fees, along with fee income derived from asset management services and related commissions. Service fees on deposit accounts increased $53,000 and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three-months ended September 30, 2004, commissions and management fees from Vantage and Nittany Asset Management increased by $382,000 over the same period of 2003. Year to date, noninterest income increased to $2,386,000 from $1,222,000 for the same period ended 2003 due primarily to the growth in assets under management at Vantage as well as increased fees on deposit accounts and the overdraft privilege product. Also included in year to date noninterest income is a capital gain of approximately $33,000 on an equity security sold at the holding company.

Total noninterest expenses increased $550,000 for the three months ended September 30, 2004, as compared to the same period ended 2003. The increase in total noninterest expenses for the current period was primarily related to the larger organization that resulted from the acquisition of Vantage last year as well as the related marketing efforts to increase visibility within the Company's market area, annual merit increases and bonuses given to employees, and data processing expenses. Vantage paid $382,000 of independent investment solicitors' fees for the quarter as compared to $90,000 for the same period in 2003 due to the growth in assets under management. Year to date, noninterest expenses increased to $5,197,000 from $3,576,000 for the same period ended 2003 primarily because of the increase of $561,000 in compensation related expenses and the $735,000 increase in commission expense, mainly at Vantage.

Income tax expense of $427,000 was recognized in the third quarter of 2004, compared to $206,000 for the same period of 2003. Year to date the income tax expense increased from $554,000 for the nine months ended September 30, 2003 to $1,061,000 for the same period in 2004. All of the Company's operating loss carry-forwards were fully utilized during the 2003 tax year. However, the purchase of approximately $15 million in high quality municipal bonds in 2003 and 2004, and the formation of a Delaware investment company earlier this year, have helped to reduce our effective tax rate.

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

Nittany's liquid assets consist of cash and cash equivalents, and investment securities classified as available for sale. The level of these assets is dependent on Nittany's operating, investing, and financing activities during any given period. At September 30, 2004, cash and cash equivalents totaled $14.4 million or 4.9% of total assets while investment securities classified as available for sale totaled $774,000. Management believes that the liquidity needs of Nittany are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Nittany to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $2.9 million for the nine month period ended September 30, 2004, generated principally from net income of $1.9 million. Also contributing to operating activities was provision for loan losses and depreciation, amortization, and accretion of $442,000 and $541,000, respectively.

Investing activities consist primarily of loan originations and repayments and investment purchases and maturities. These cash usages primarily consisted of loan originations of $44.2 million for the nine months ended September 30, 2004, as well as investment purchases of $42.3 million for the same time period. Partially offsetting the usage of investment activities is $39.6 million of proceeds from investment security maturities and repayments for the same time period.

Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and proceeds from the sale of common stock. During the nine month period ending September 30, 2004, net cash provided by financing activities totaled $44.5 million, principally derived from an increase in deposit accounts in general, and savings deposits specifically. Also contributing to this influx of cash was proceeds from other borrowings of $14.6 million.

Nittany's primary source of capital has been retained earnings. Historically, Nittany has generated net retained income to support normal growth and expansion. Management has developed a capital planning policy to not only ensure compliance with regulations, but also to ensure capital adequacy for future expansion.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and tangible capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2004, both the Company and the Bank exceeded the minimum risk-based and tangible capital ratio requirements. The Company's and the Bank's risk-based, Tier I risk-based, and tangible capital ratios are 11.3%, 9.9%, 5.1% and 13.5%, 12.1%, 6.2%, respectively, at September 30, 2004.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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


                                Nittany Financial Corp.


Date:    November 12, 2004      By:  /s/ David Z. Richards
                                     -------------------------------------------
                                     David Z. Richards
                                     President and Chief Executive Officer



Date:    November 12, 2004      By:  /s/ Gary M. Bradley
                                     -------------------------------------------
                                     Gary M. Bradley
                                     Vice President and Chief Accounting Officer