Form 10KSB
period 2004-12-31
NITTANY FINANCIAL CORP
filed 2005-03-31
CIK 1059189

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004

                                       OR

[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to . ------------
     ------------

                           Commission File No. 0-32623

                             Nittany Financial Corp.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                                                     23-2925762
--------------------------------------------------------------                          --------------------------
(State or Other Jurisdiction of Incorporation or Organization)                               (I.R.S. Employer
                                                                                           Identification No.)

116 East College Avenue, State College, Pennsylvania                                              16801
--------------------------------------------------------------                          -----------------------------
(Address of Principal Executive Offices)                                                          (Zip Code)

Issuer's Telephone Number, Including Area Code:   (814) 234-7320
                                                  -------------

Securities registered under to Section 12(b) of the Exchange Act:    None
                                                                     ----

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____ .

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average bid and asked price of the Registrant's Common Stock on March 1, 2005, was $52 million. Solely for purposes of this calculation, the term "affiliate" includes all directors and executive officers of the Registrant and all beneficial owners of more than 5% of the Registrant's voting securities.

     As of March 1, 2005, there were issued and outstanding 1,930,794 shares of the Registrant's Common Stock.

     Transitional small business disclosure format (check one): YES      NO X .
                                                                    ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 2004. (Part III)

                                     PART I

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein are forward-looking and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." These forward-looking statements are based on the current expectations of Nittany financial Corp. (the "Company"), and the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include interest rate movements, competition from both financial and non-financial institutions, changes in applicable laws and regulations and interpretations thereof, the timing and occurrence (or non-occurrence) of transactions and events that may be subject to circumstances beyond the Company's control, and general economic conditions. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on the Company's behalf.

ITEM 1 - DESCRIPTION OF BUSINESS
--------------------------------

     NITTANY FINANCIAL CORP. Nittany Financial Corp was incorporated under the laws of the Commonwealth of Pennsylvania on December 8, 1997, primarily to own all of the outstanding shares of capital stock of Nittany Bank (the "Bank"). On September 14, 1998, the Office of Thrift Supervision, referred to herein as the "OTS", granted us the necessary approvals to acquire the capital stock of the Bank and to become a savings and loan holding company of the Bank. The Bank opened for business on October 26, 1998, and currently has four offices and five ATMs in State College, Pennsylvania. A fifth office and sixth ATM are expected to open in historic Bellefonte, Pennsylvania in February 2005.

     We initially issued 29,998 shares of common stock at $10.00 per share in a private offering in order to pay our pre-opening costs and offering expenses of our initial public offering in August 1998. The initial public offering was primarily for the purpose of raising the funds necessary to capitalize the Bank. We sold a total of 537,438 shares of common stock in the initial public offering and issued 10,000 shares to First Commonwealth Bank in connection with the acquisition of the Bank's first two offices. Effective as of October 23, 1998, we purchased, with all of the proceeds received in the initial public offering, all of the capital stock of the Bank.

     On March 31, 2000, we completed a stock offering in which 131,953 shares of common stock were sold to existing shareholders of the Company, customers of the Bank, and the general public, and approximately $1.5 million in gross proceeds was raised. On October 24, 2001, we completed a stock offering in which 250,000 shares of common stock were sold to existing shareholders of the Company, customers of the Bank, and the general public, and approximately $2.4 million in gross proceeds was raised. In May 2003, we completed a stock offering of 157,515 shares of common stock to raise approximately $2.4 million.

     On March 28, 2005, we completed a stock offering in which 180,000 shares of common stock were sold to existing shareholders of the Company, customers of the Bank, and the general public, and approximately $4.5 million in gross proceeds was raised.

     We are a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. We currently conduct no significant business or operations of our own other than owning all of the outstanding shares of capital stock of the Bank, Vantage Investment Advisors, LLC. and Nittany Asset Management, Inc.

     NITTANY ASSET MANAGEMENT INC. On May 24, 1999, Nittany Asset Management was formed and incorporated as a Pennsylvania corporation. Nittany Asset Management commenced operation in November 1999 as a wholly-owned subsidiary of the Company to provide investment advisory services to high net worth or emerging affluent clients, with an emphasis on establishing fee based asset management accounts. Nittany Asset Management will continue to explore various services to generate increased non-interest income. However, there is no assurance whether it will be successful in its efforts.

     NITTANY BANK. In April 1998, the organizers of the Company filed an application with the OTS to organize a federal stock savings bank. In September 1998, the OTS conditionally approved the application, and the organizers obtained all necessary regulatory approvals to commence banking operations. In October 1998, the organizers sold their capital stock to the Company and commenced banking operations on October 26, 1998. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation and it is a member of the Federal Home Loan Bank System.

     The Bank commenced operations in October 1998 with two offices in State College, Pennsylvania located at 116 East College Avenue and 1276 North Atherton Street, which were acquired from First Commonwealth Bank. In addition to such branch offices, the Bank also acquired from First Commonwealth Bank certain assets and assumed certain deposit liabilities, primarily related to such branch offices. On August 7, 2000, a third branch office was opened at 129 Rolling Ridge Drive, State College, Pennsylvania. On January 14, 2002, a fourth branch office was opened in the former Zimms Restaurant at 2541 East College Avenue in State College, Pennsylvania. This building operates as a full service branch office of the Bank, and serves as an office of Nittany Asset Management, Inc. and Vantage Investment Advisors, LLC. Additionally, in August 2003 the Bank relocated its existing office at 129 Rolling Ridge Drive, State College, Pennsylvania to a new location at 1900 South Atherton Street, at the location of the former Shoney's Restaurant. In February 2005, the Bank expects to open a fifth office in the nearby historic town of Bellefonte, Pennsylvania. In February 2004, the Bank formed a Delaware holding company called FTF Investments Inc. to aid in asset utilization.

     The Bank is a community-oriented financial institution. Our business is to attract retail deposits and to invest those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family mortgage loans and business real estate loans. The Bank also invests in home equity loans, construction loans, commercial business loans and consumer loans. Its deposit base is comprised of traditional deposit products including checking accounts, statement savings accounts, money market accounts, certificates of deposit and individual retirement accounts.

     VANTAGE INVESTMENT ADVISORS, LLC. On January 1, 2003, the Company acquired Vantage Investment Advisors, LLC ("Vantage"). The Company acquired Vantage for consideration consisting of cash, the assumption of Vantage debt and 36,000 shares of Nittany Financial Corp. stock. Vantage is a registered investment advisor headquartered in State College, Pennsylvania that, as of December 31, 2004, managed investment assets totaling approximately $290 million for over 1,000 clients.

     MARKET STRATEGY. Our objective has been to create a customer-driven financial institution focused on providing value to customers by local board members and officers and by delivering products and services matched to the customers' needs. We believe that customers are drawn to a locally owned and managed institution that demonstrates an active interest in its customers and their business and personal financial needs.

     The banking industry in our market area has experienced substantial consolidation in recent years. Many of the area's locally owned or managed financial institutions have either been acquired by large regional bank holding companies or have been consolidated into branches. This consolidation has been accompanied by increasing fees for bank services, the dissolution of local boards of directors, management and personnel changes and, in the perception of management, a decline in the level of customer service.

     OPERATING STRATEGY. We believe that the following attributes make us attractive to local business people and residents:

     o Direct and easy access to our President, officers and directors by members of the community, whether during or after business hours.

     o Local conditions and needs are taken into account by us when deciding loan applications and making other business decisions affecting members of the community.

     o A personalized relationship banking approach that is supported by decision making that is local and responsive to customer needs.

     o Offering competitive interest rates and fees on savings and checking accounts.

     o    Prompt review and processing of loan applications.

     o    Depositors' funds are invested back into the community.

     o Our positive involvement in the community affairs of State College, Pennsylvania.

     o    Technology-based   services  that  enhance  the  convenience  for  our
          customers to conduct business, including internet banking and free internet bill paying.

     o Availability of a wide array of financial services coordinated by a team of personal bankers dedicated to meeting customer needs.

     COMPETITION. We experience substantial competition both in attracting and retaining deposits and in making loans. Our most direct competition is in our market area of Centre County (which includes the borough of State College and the surrounding townships of College, Ferguson, Halfmoon, Harris and Patton) which is a highly competitive market for financial services. We face direct competition from a significant number of financial institutions operating in this market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions have been in business for many years, have established customer bases, are significantly larger and have greater financial resources than we have and are able to offer certain services that we currently are not able to offer. In particular, Centre County, is served almost entirely by large, regional financial institutions, almost all of whom are headquartered outside of the area. The Bank is the only FDIC-insured financial institution headquartered and operated solely in State College. We also compete for deposits and loans from non-bank institutions such as brokerage firms, credit unions, insurance companies, money market mutual funds and mortgage banking companies.

LENDING ACTIVITIES

     ANALYSIS OF LOAN PORTFOLIO. Set forth below is selected data relating to the composition of the Company's portfolio by type of loan and in percentage of the respective portfolios at the dates indicated.

                                                                            At December 31,
                                         --------------------------------------------------------------------------------------
                                                     2004                          2003                        2002
                                         ----------------------------- ---------------------------- ---------------------------
                                             Amount         Percent        Amount         Percent       Amount        Percent
                                         -------------- -------------- --------------  ------------ -------------- ------------
Type of Loans:                                                           (Dollars in Thousands)
--------------
Real Estate Loans:
  One- to- four family.................        $151,497     63.74%           $116,315        63.02%        $80,163       63.89%
  Home equity..........................          12,883      5.42               9,965          5.40          6,341         5.05
  Commercial...........................          51,409     21.63              37,918         20.54         26,701        21.28
  Construction.........................           7,116      2.99               8,737          4.73          2,224         1.77
Commercial.............................          12,792      5.38               9,826          5.32          8,001         6.38
Consumer ..............................           1,999       .84               1,808           .99          2,048         1.63
                                               --------   -------           ---------       -------       --------      -------
     Total.............................        $237,696    100.00%           $184,569       100.00%       $125,478      100.00%
                                                           ======                           ======                      ======
Less:
Deferred loan (costs) fees, net........              69                            89                           46
Allowance for possible loan losses.....           2,198                         1,737                        1,177
                                                -------                      --------                     --------
     Total loans, net..................        $235,429                      $182,743                     $124,255
                                                =======                       =======                      =======

                                                           At December 31,
                                         -----------------------------------------------------
                                                     2001                        2000
                                         ---------------------------- ------------------------
                                             Amount        Percent       Amount        Percent
                                         -------------
                                                          (Dollars in thousands)
Type of Loans:
Real Estate Loans:
  One- to- four family.................         $44,498        59.75%    $25,115         57.39%
  Home equity..........................           4,763         6.40       9,249         21.13
  Commercial...........................          15,463        20.77       3,078          7.03
  Construction.........................           1,236         1.66       1,606          3.67
Commercial.............................           5,971         8.02       2,799          6.39
Consumer ..............................           2,531         3.40       1,923          4.39
                                                -------       ------     -------        ------
     Total.............................         $74,462       100.00%    $43,770        100.00%
                                                              ======                    ======
Less:
Deferred loan (costs) fees, net........              25                       10
Allowance for possible loan losses.....             650                      344
                                                 ------                   ------
     Total loans, net..................         $73,787                  $43,416
                                                 ======                   ======

LOAN MATURITY TABLES

     The following table sets forth by contractual maturity dates Nittany's loan portfolio at December 31, 2004. The table does not include prepayments or scheduled principal repayments.

                                                         Due after
                                      Due within         1 through         Due after
                                        1 year            5 years           5 years           Total
                                        ------            -------           -------           -----
                                                              (In thousands)
Real Estate Loans:
  One- to- four family...........        $1,181              $2,500         $147,816        $151,497
  Commercial.....................         1,234               4,296           45,879          51,409
  Construction...................         1,363                  --            5,753           7,116
  Home equity....................         1,073               1,530           10,280          12,883
Commercial.......................         4,337               2,293            6,162          12,792
Consumer ........................           883               1,092               24           1,999
                                         ------              ------      -----------        --------
Total amount due.................       $10,071             $11,711         $215,914        $237,696
                                         ======              ======          =======         =======

         The following table sets forth the dollar amount of all loans due after December 31, 2005, classified by fixed interest rates or floating/adjustable interest rates.

                                                                 Floating or
                                            Fixed Rates        Adjustable Rates       Total
                                            -----------        ----------------       -----
                                                                (In thousands)
One- to- four family...................      $51,215               $99,100           $150,315
Commercial real estate.................        8,485                41,691             50,176
Construction...........................           --                 5,753              5,753
Home equity............................        6,235                 5,576             11,811
Commercial.............................        3,920                 4,534              8,454
Consumer...............................          844                   272              1,116
                                              ------               -------            -------
         Total.........................      $70,699              $156,926           $227,625
                                              ======               =======            =======

     ONE- TO- FOUR FAMILY LENDING. Nittany's one- to- four family residential mortgage loans are secured by property located in its market area. The Company generally originates one- to four- family owner occupied residential mortgage loans in amounts up to 90% (80% for non-owner occupied) of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. Additionally, the Company generally originates and retains fixed rate and adjustable rate loans for retention in its portfolio. Currently, the Company's one- to four-family owner occupied loan portfolio consists of 15-year fixed rate loans and adjustable rate loans with fixed rate periods of up to 7 years (three or five years for non-owner occupied), with primarily, principal and interest calculated using a maximum 30 year (owner occupied) or 25 year (non-owner occupied) amortization period.

     The Bank also provides access to the secondary market for 15 and 30 year fixed rate owner occupied residential mortgages. During the year, we also entered the PA Housing Finance Agency (PHFA) program for first time home buyers.

     All of the one- to- four family mortgages include "due on sale" clauses, which are provisions that give the Company the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

     Property appraisals on real estate securing the Company's one- to- four family residential loans are made by state certified and licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. At the Company's discretion, title insurance is either obtained or, more commonly, an attorney's certificate of title is obtained on first mortgage real estate loans originated. In some instances, a fee is charged equal to a percentage of the loan amount (commonly referred to as points).

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

     LOAN APPROVAL AUTHORITY AND UNDERWRITING. The Company has established various lending limits for its officers and also maintains a loan committee. The loan committee is comprised of the Chairman of the Board, the President, and two Executive Loan Officers and two non-employee members of the Board of Directors. The President has authority to approve applications for mortgage loans up to $350,000, secured loans up to $200,000 and unsecured loans up to $10,000. Two of the Executive Loan Officers have authority to approve mortgage loans up to $350,000, secured loans up to $150,000 and unsecured loans up to $10,000. Additionally, any two of the four Executive Loan Officers have authority to approve applications for real estate loans up to $500,000, secured loans up to $300,000 and unsecured loans up to $50,000. Personal banking officers generally have authority to approve loan applications up to $75,000, depending upon the loan collateral and type of loan. The loan committee considers all applications in excess of the authorized lending limits of the employee officers up to $1.5 million. The entire Board of Directors ratifies all such loans and approves amounts in excess of $1.5 million.

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

     LOAN COMMITMENTS. Commitments to extend credit are arrangements to lend to the customer as long as there is no violation of any condition established in the loan agreement. These commitments are comprised primarily of available personal and commercial lines of credit, undisbursed construction funding, and various loans approved but not yet funded. At December 31, 2004, loan commitments totaled $9.2 million.

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

                                                                                           At December 31,
                                                                    ----------------------------------------------------------
                                                                      2004           2003        2002        2001        2000
                                                                      ----           ----        ----        ----        ----
                                                                                      (In Thousands)
Loans accounted for on a non-accrual basis
  Consumer..................................................          $   9          $ --        $ --         $ --        $ --
  Commercial................................................             34            --          --           --          --
  One-to-four-family........................................             --            56         165           --          42
                                                                       ----           ---         ---          ---         ---
Total non-accrual loans.....................................          $  43          $ 56        $165         $ --        $ 42
                                                                       ====           ===         ===          ===         ===
Accruing loans which are contractually past due 90
days or more:
  One-to-four family........................................          $  --          $ --        $ --         $210        $ --
  Commercial real estate....................................             --            --          --           --          --
  Home equity...............................................             --            --          --           --          --
  Construction..............................................             --            --          --           --          --
  Commercial................................................             --            --          --           --          --
  Consumer..................................................             --            --          --           --          --
                                                                       ----           ---         ---          ---         ---
Total.......................................................          $  --          $ --        $ --         $210        $ --
                                                                       ====           ===         ===          ===         ===
Real estate owned...........................................             --          $ --        $ --         $ --        $ --
                                                                       ----           ---         ---          ---         ---
Total non-performing assets.................................          $  43          $ 56        $165         $210        $ 42
                                                                       ====           ===         ===          ===         ===
Total non-accrual and accrual loans to net loans............           0.02%         0.03%       0.13%        0.28%       0.09%
                                                                       ====          ====        ====         ====        ====
Total non-performing assets to total assets.................           0.01%         0.02%       0.09%        0.17%       0.06%
                                                                       ====          ====        ====         ====        ====

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

                                                             At December 31,
                                     -----------------------------------------------------------
                                      2004           2003         2002          2001        2000
                                     ------         -----         -----        -----       -----
                                                             (In thousands)
Special Mention..................      $449        $2,366        $1,911       $1,697     $    42
Substandard......................       152            --            --           --           -
Doubtful.........................        --            --            --           --          --
Loss.............................        --            56           165           --          --
                                     ------         -----         -----        -----       -----
                                    $   601        $2,422        $2,076       $1,697      $   42
                                     ======         =====         =====        =====       =====

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

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated.

                                                                                 At December 31,
                                                      -------------------------------------------------------------------
                                                        2004            2003            2002           2001          2000
                                                       ------          ------          ------         ------        -----
                                                                             (Dollars In Thousands)

Total loans outstanding...........................    $237,696        $184,569       $125,478        $74,462       $43,770
                                                       -------         =======        =======         ======        ======
Average loans outstanding.........................    $212,233        $154,404       $ 98,013        $54,324       $35,560
                                                       =======         =======        =======         ======        ======

Allowance balance at beginning of period..........   $   1,737        $  1,177       $    650        $   343      $    187
Provision:
Real estate loans.................................         533             593            543            273           126
Commercial........................................          --              --             --             35            11
Consumer..........................................          --              --             --             13            20
                                                       -------         -------        -------         ------        ------
                                                           533             593            543            321           157
                                                       -------         -------        -------         ------        ------
Charge-offs:
Real estate loans.................................          64              (8)            (2)            --            --
Commercial........................................          12             (10)            (5)            --            --
Consumer..........................................          23             (18)           (22)           (14)           (3)
                                                       -------         -------        -------         ------        ------
                                                            99             (36)           (29)           (14)           (3)
                                                       -------         -------        -------         ------        -----
Recoveries:
Real estate loans.................................          25              --             --             --            --
Commercial........................................          --              --             --             --            --
Consumer..........................................           2               3             13             --             2
                                                       -------         -------        -------         ------        ------
                                                            27               3             13             --             2
                                                       -------         -------        -------         ------        ------
Allowance balances at end of period...............    $  2,198        $  1,737       $  1,177        $   650       $   343
                                                       =======         =======        =======         ======        ======
Allowance for loan losses as a percent of total
loans outstanding..................................       0.92%           0.94%          0.94%          0.87%         0.79%
                                                       =======         =======        =======         ======        ======
Net loans charged off as percent of average
loans outstanding..................................       0.05%           0.02%          0.04%          0.03%         0.02%
                                                       =======         =======        =======         ======        ======

     The following table illustrates the allocation of the allowance for loan losses for each category of loan for the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the Company's use of the allowance to absorb losses in other loan categories.

                                                                             At December 31,
                              -----------------------------------------------------------------------------------------------
                                            2004                             2003                             2002
                              -----------------------------        --------------------------      --------------------------
                                                Percent of                        Percent of                      Percent of
                                                 Loans in                          Loans in                        Loans in
                                                   Each                              Each                            Each
                                                Category to                       Category to                     Category to
                                 Amount         Total Loans         Amount        Total Loans      Amount         Total Loans
                                 ------        ------------        --------      ------------      ------        ------------
                                                                    (Dollars In Thousands)
Type of Loans:
Real Estate Loans:
    One- to- four family.....   $1,401             63.74%          $1,083           63.02%        $  575             63.89%
    Commercial...............      476             21.63              327           20.54            360             21.28
    Construction.............       66              2.99              102            4.73             21              1.77
    Home equity..............      119              5.42               94            5.40             72              5.05
Commercial...................      118              5.38               93            5.32             66              6.38
Consumer.....................       18               .84               17             .99             16              1.63
Unallocated..................       --                --               21              --             67                --
                                 -----            ------            ------         ------          -----            ------
           Total.............   $2,198            100.00%          $1,737          100.00%        $1,177            100.00%
                                 =====            ======            =====          ======          =====            ======

                                                    At December 31,
                              -------------------------------------------------------------
                                           2001                             2000
                              -----------------------------    ----------------------------
                                                Percent of                     Percent of
                                                 Loans in                       Loans in
                                                   Each                           Each
                                                Category to                    Category to
                                 Amount         Total Loans       Amount       Total Loans
                                 ------         -----------       ------       -----------
Type of Loans:
Real Estate Loans:
    One- to- four family.....     $298            59.75%          $133            57.39%
    Commercial...............      138            20.77            106            21.13
    Construction.............       10             1.66             19             3.67
    Home equity..............       36             6.40             23             7.03
Commercial...................       66             8.02             28             6.39
Consumer.....................       23             3.40             34             4.39
Unallocated..................       79               --             --               --
                                  ----           ------           ----           ------
           Total.............     $650           100.00%         $ 343           100.00%
                                   ===           ======           ====           ======

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

     Current regulatory and accounting guidelines regarding investment securities require the Company to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2004, the Company had securities classified as "held to maturity" and "available for sale" in the amount of $37.5 million and $2.1 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2004, the Company's securities available for sale had net unrealized losses of $6,000. These net unrealized gains/losses reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields on the portfolio. Changes in the market value of securities available for sale do not affect the Company's income. In addition, changes in the market value of securities available for sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     At December 31, 2004, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) collateralized mortgage obligations, (vi) banker's acceptances, (vii) certificates of deposit, (viii) equity securities, and (ix) investment grade corporate bonds, commercial paper and mortgage derivative products. The Board of Directors may authorize additional investments.

     As a source of liquidity and to supplement the Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi- governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like the Company. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the FreddieMac, Government National Mortgage Association ("GinnieMae"), and FannieMae.

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

     SECURITIES PORTFOLIO. The following table sets forth the carrying value of the Company's securities portfolio at the dates indicated:

                                                                                   At December 31,
                                                                    ---------------------------------------------
                                                                         2004             2003             2002
                                                                       ------            ------            ------
                                                                                      (In Thousands)
Securities available for sale:
  Corporate securities............................................   $    664           $ 1,648           $ 1,628
  Collateralized mortgage obligations.............................         --                --               220
  Mortgage-backed securities......................................      1,306             2,357             4,082
  Equity securities...............................................        114                69                94
Securities held to maturity:
  U.S. government agency securities...............................     10,603             8,762            13,068
  Collateralized mortgage obligations.............................      1,192             1,130             3,464
  Corporate Securities............................................         --               500               511
  Mortgage-backed securities......................................     10,891            13,570            20,777
  Obligations of States and Political subdivisions................     14,806            15,284                --
                                                                       ------            ------            ------
Total investment securities.......................................    $39,576           $43,320           $43,844
                                                                       ======            ======            ======

         The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Company's investment securities portfolio at December 31, 2004 by contractual maturity. The following table does not include equity securities nor takes into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                   As of December 31, 2004
                                  --------------------------------------------------------------------------------------
                                            Within                      More than                   More than
                                           One Year                 One to Five Years           Five to Ten Years
                                  --------------------------- ---------------------------- ---------------------------
                                    Amortized      Average      Amortized       Average      Amortized      Average
                                      Cost          Yield         Cost           Yield         Cost          Yield
                                  ------------- ------------- -------------  ------------- ------------- -------------
                                                                  (Dollars in thousands)
U.S. government agency
     securities.................       $500         4.45%        $2,004          2.21%        $7,099         3.65%
Corporate securities............         --           --             --            --             --           --
Collateralized mortgage
     obligations................         --           --             --            --            838         4.48
Mortgage-backed
     securities.................         --           --          3,072          4.38          3,040         4.66
Obligations of States and
political subdivisions..........         --           --             --            --          6,531         3.17
                                        ---                       -----                       ------
   Total investment
     securities.................       $500         4.45%        $5,076          3.52%       $17,508         3.69%
                                        ===                       =====                       ======


                                                      As of December 31, 2004
                                  ------------------------------------------------------------------
                                      More than Ten Years           Total Investment Securities
                                  --------------------------- --------------------------------------
                                    Amortized      Average      Amortized       Average       Market
                                      Cost          Yield         Cost           Yield         Value
                                  ------------- ------------- -------------  ------------  ---------
                                                                  (Dollars in thousands)
U.S. government agency
     securities.................     $1,000         6.25%       $10,603         3.67%        $10,615
Corporate securities............        681         3.32            681         3.32             664
Collateralized mortgage
     obligations................        354         4.08          1,192         4.36           1,193
Mortgage-backed
     securities.................      6,090         3.24         12,202         3.88          12,276
Obligations of States and
political subdivisions..........      8,275         3.31         14,806         3.25          14,723
                                     ------                      ------                       ------
   Total investment
     securities.................    $16,400         3.48%       $39,484         3.59%        $39,471
                                     ======                      ======                       ======

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

     The interest rates paid by the Company on deposits are set at the direction of senior management. Interest rates are determined based on the Company's liquidity requirements, interest rates paid by the Company's competitors, and the Company's growth goals and applicable regulatory restrictions and requirements. At December 31, 2004, the Company had no brokered deposits.

     The following table indicates the amount of certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.


                                               Certificates
Maturity Period                                of Deposits
---------------                                -----------
                                             (In thousands)

Within three months                             $   798
Three through six months                            454
Six through twelve months                           776
Over twelve months                                4,240
                                                 ------
                                                 $6,268
                                                 ======

     BORROWINGS. The Company may obtain advances (borrowings) from the FHLB of Pittsburgh ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are secured by investments held in safe keeping at the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Company may also access the Federal Reserve Bank discount window to supplement the Company's supply of lendable funds and to meet deposit withdrawal requirements. The Company also enters into cash management arrangements with commercial deposit customers and places those liabilities on the balance sheet in the form of repurchase or "sweep accounts." At December 31, 2004, there were $2.4 million in these accounts.

     The following table sets forth information concerning short-term borrowings during the periods indicated.

                                                                        At or For the Periods Ended
                                                                                December 31,
                                                                    ---------------------------------
                                                                      2004        2003         2002
                                                                    -------     --------      -------
                                                                         (Dollars in Thousands)
Cash Management Repos and FHLB advances:
  Ending balance ..............................................     $14,838       $4,789      $1,141
  Average balance during the year..............................      10,968        5,334       8,450
  Maximum month-end balance during the year....................      23,792        8,429       9,232
  Average interest rate during the year........................       1.95%        2.54%       2.35%
  Weighted average rate at year end............................       2.76%        2.55%       2.64%

RETURN ON EQUITY AND ASSETS RATIOS

                                                                        At or For the Periods Ended
                                                                                December 31,
                                                                    ---------------------------------
                                                                      2004        2003         2002
                                                                    -------     --------      -------
Equity to Asset Ratio..........................................       5.90%       5.96%        5.51%
Return on Average Equity.......................................      17.12       12.94         9.47
Return on Average Assets.......................................       1.01        0.75         0.57
Dividend Payout Ratio..........................................         --          --           --

EMPLOYEES

     At December 31, 2004, the Company had 59 full-time equivalent employees. None of the employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

     In addition, all FDIC-insured institutions are required through the year 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. For calendar 2004, the average annual assessment rate was .00365% of insured deposits.

     LOANS TO ONE BORROWER. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At December 31, 2004, the Company's lending limit for loans to one borrower was approximately $2.9 million and the Company had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

     REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2004, the Bank was in compliance with its regulatory capital requirements.

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

     In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At December 31, 2004, the Bank was classified as "well capitalized."

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

     QUALIFIED THRIFT LENDER TEST. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60%
of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified Thrift Investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FreddieMac and the FannieMae, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At December 31, 2004, the Bank was in compliance with its QTL requirement, with 71.9% of its assets invested in Qualified Thrift Investments.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount based on maximum borrowing capacity as determined by FHLB and the Bank's advances from the FHLB. At December 31, 2004, the Bank was in compliance with this requirement.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2004, the Bank was in compliance with these Federal Reserve Board requirements.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     (a) PROPERTY.

     The Company operates from five offices and six ATMs: Set forth below is information about our offices.

                                                                  Year Leased or
    Locations                           Leased or Owned              Acquired
    ---------                           ---------------           --------------
Main Office:
------------
116 East College Avenue                      Leased                   1999
State College, Pennsylvania

Branch Offices:
---------------
1276 North Atherton                          Leased                   1999
State College, Pennsylvania
1900 South Atherton                          Leased                   2003
State College, Pennsylvania
2541 East College Avenue                      Owned                   2002
State College, Pennsylvania
125 North Allegheny Street                   Leased                   2004
Bellefonte, Pennsylvania
(Opened February 2005)

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) The Company's common stock is quoted on the OTC Electronic Bulletin Board under the symbol "NTNY." E.E. Powell & Co., Hill Thompson Magid, L.P., Knight Securities, L.P., Monroe Securities, Inc., Pershing Trading Company, L.P. and Ryan Beck & Co. have all acted as market makers for the common stock. These market makers have no obligation to make a market for the Company's common stock, and they may discontinue making a market at any time.

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

     The Company issued a 10% stock dividend in January 2001, a 10% stock dividend in January 2002, a 20% stock dividend in February 2003 and a 20% stock dividend in March 2004. Market prices set forth in the table below have been adjusted for the stock dividends.


                                              High ($)      Low ($)
                                              --------      -------
2004
Fourth Quarter ............................    $28.50        $24.25
Third Quarter .............................     26.00         23.50
Second Quarter ............................     25.10         22.50
First Quarter..............................     25.83         20.25
2003
Fourth Quarter ............................     19.16         15.46
Third Quarter .............................     15.96         13.42
Second Quarter ............................     14.17         13.67
First Quarter..............................     15.00         11.46

     The cost of the original stock issued in October 1998 was $5.73 per share (as adjusted for stock dividends). On December 31, 2004, the reported bid price of the common stock on the OTC Electronic Bulletin Board was $27.00 per share. As of December 31, 2004, we had approximately 606 shareholders of record, which does not include the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms.

     The Company currently has no intention of paying cash dividends in the foreseeable future. The Company, instead, intends to consider the periodic issuance of stock dividends. Payment of cash dividends is conditioned on earnings, financial condition, cash needs, the discretion of the Board of Directors and compliance with regulatory requirements. The Company's ability to pay dividends to stockholders is dependent upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect of such payment would cause its regulatory capital to be reduced below the regulatory requirements imposed by the OTS. The number of shareholders of record of common stock as of December 31, 2004, was approximately 606, which does not include the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

     (b) SALES OF UNREGISTERED SECURITIES. There were no sales of unregistered securities during the fiscal year ended December 31, 2004.

     (c) ISSUER PURCHASES OF EQUITY SECURITIES. The Company did not make any stock repurchases during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------------------------------------------------------------------

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

     Other Than Temporary Impairment of Securities
     ---------------------------------------------

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

     Allowance for Loan Losses
     -------------------------

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

         Goodwill
         --------

         Nittany must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

     Deferred Tax Assets
     -------------------

     We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

MARKET RISK AND NET PORTFOLIO VALUE

     Market risk is the risk of loss of income from adverse changes in prices and rates that are set by the market. Nittany Bank is at risk of changes in interest rates that affect the income it receives on lending and investment activities, as well as the costs associated with its deposits and borrowings. A sudden and substantial change in interest rates may affect earnings if the rates of interest that Nittany Bank earns on its loans and investments does not change at the same speed, to the same extent, or on the same basis as the interest rates Nittany Bank pays on its deposits and borrowings. Nittany Bank makes it a high priority to actively monitor and manage its exposure to interest rate risk.

     Nittany Bank seeks to manage interest rate sensitivity through its asset and liability committee (ALCO) which is comprised of members of management and the board of directors. The committee accomplishes this by first evaluating the interest rate risk that is inherent in the makeup of Nittany Bank's assets and liabilities. The committee then considers Nittany Bank's business strategy, current operating environment, capital and liquidity requirements, as well as Nittany Bank's current performance objectives, to determine an appropriate level of risk. The Board of Directors has adopted guidelines within which Nittany Bank manages its interest rate risk, trying to minimize to the extent practical its vulnerability to changes in interest rates. These strategies include focusing Nittany Bank's investment activities on short and medium-term securities, emphasizing shorter-term loans and loans with adjustable rate features, and maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates and utilizing deposit marketing programs to adjust the term or repricing of its liabilities.

     Nittany Bank also monitors its interest rate sensitivity through the use of an asset/liability management (ALM) model which estimates the change in its net portfolio value ("NPV") in the event of a range of assumed changes in market interest rates. Net portfolio value is defined as the current market value of assets, less the current market value of liabilities, plus or minus the current value of off-balance sheet items. The change in NPV measures Nittany Bank's vulnerability to changes in interest rates by estimating the change in the market value of its assets, liabilities and off-balance sheet items as a result of an instantaneous change in the general level of interest rates (i.e. shock analysis). At December 31, 2004, Nittany Bank had $468,000 of off-balance sheet items.

     As market interest rates remained at historically low rates during 2004, the average maturities of loans and investment securities shortened due to quicker prepayments, causing an increase in their value. Deposit accounts have only relatively minor movements in a declining interest rate environment, since they are primarily short term in nature, resulting in the value of deposits decreasing more quickly than the value of assets increase. If market interest rates begin to increase, the average maturities of loans and securities will lengthen as prepayment decrease. Decreases in the value of these loans and securities occur at a more rapid rate in Nittany Bank's NPV model than increases in the value of its deposits.

     The following table lists the percentage  change in our net portfolio value
(NPV) assuming an immediate change in interest rates of plus or minus up to 300 basis points from the level at December 31, 2004.

         Changes in Interest        Estimated    Amount of      Amount of             NPV           Change
         Rates in Basis Points      NPV ($)      Changes ($)    Changes (%)         Ratio (%)    (Basis Points)
         ---------------------      -------      -----------    -----------         ---------    --------------
            (Rate Shock)
                 +300                34,318         (10,473)         (23)%             11.03%        (289)
                 +200                38,808          (5,983)         (13)              12.30         (162)
                 +100                42,445          (2,346)          (5)              13.30          (63)
                    0                44,791              --           --               13.92           --
                 -100                45,362             571            1               14.06            14
                 -200                    --              --           --                  --           --
                 -300                    --              --           --                  --           --

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

     The NPV model, shown above, which is prepared by the OTS, has certain shortcomings. Based on the model, certain assumptions are made that may or may not actually reflect how actual yields and costs will react to market interest rates. For example, the NPV model assumes that the makeup of its interest rate sensitive assets and liabilities will remain constant over the period being measured. Thus, although using such a model can be instructive in providing an indication of Nittany Bank's exposure to interest rate risk, Nittany Bank cannot precisely forecast the effects of a change in market interest rates, and the results indicated by the model are likely to differ from actual results.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004

         Total assets increased $50,649,000 to $299,236,000 at December 31, 2004 from $248,587,000 at December 31, 2003. Strong growth in residential and commercial real estate loans resulted in an increase in net loans receivable of $52,686,000 which were primarily funded through growth in Nittany Savings deposits and Federal Home Loan Bank borrowings. Total assets included $1.8 million of intangible assets from the acquisition of Vantage and the Bank's original core deposits. These intangibles are not currently being amortized.

     Cash and cash equivalents increased $630,000 at December 31, 2004 as compared to December 31, 2003. This increase resulted from growth in deposits which exceeded loan demand during the quarter. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB short term advances, and the portion of the investment and loan portfolios which mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

     Investment securities available for sale decreased to $2,084,000 at December 31, 2004 from $4,074,000 at December 31, 2003 and investment securities held to maturity decreased to $37,491,000 at December 31, 2004 from $39,246,000 at December 31, 2003. The decrease in the investment securities portfolio resulted primarily from the use of matured or called securities to fund loan growth. Most securities purchased during the year have been classified as held to maturity. The Company formed a Delaware Holding Company during the year to hold a portion of these securities and aid in asset utilization.

     Net loans receivable increased $52,686,000 to $235,429,000 at December 31, 2004 from $182,743,000 at December 31, 2003. The increase in net loans receivable resulted from the strong real estate market in the Company's market area, and low market interest rates. At December 31, 2004, one to four family residential mortgage balances grew by $32,376,000 to $156,723,000 from $124,347,000 at December 31, 2003 and commercial real estate loans grew by $14,049,000 during the same time period. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. As of December 31, 2004, the Company had additional commitments to fund loan demand of $11,754,000 of which approximately $4,606,000 relates to commercial customers.

     At December 31, 2004, the Company's allowance for loan losses increased by $461,000 to $2,198,000 from $1,737,000 at December 31, 2003. The increase resulted from an additional loan loss provision of $533,000 needed for the growth in loans during the quarter which were offset by charge- offs net of recoveries.

     The additions to the allowance for loan losses are based upon a careful analysis by management of loan data. Because the Company has incurred very little loan losses in its six-year history, management must base its determination upon such factors as the Company's volume and the type of loans that it originates, the amount and trends relating to its delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in its portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio at December 31, 2004, there can be no assurance that additional losses will not be incurred in future periods.

     The table below outlines the Company's past due loans as of December 31, 2004:

                                                                          > 90 Days Past         > 90 Days Past
                                                    Total Loan            Due - Number of       Due - Balance of
                               # OF LOANS             Balance                  Loans                  Loans
                               ----------           ----------            ---------------       ----------------
Personal Loans                      362               $9,289,000                 1                  $8,800
Credit
Line Loans                          451               $5,570,000                 0                       0
Business Loans                      183              $12,796,000                 0                       0
Real
Estate Loans                      1,267             $209,972,000                 1                 $33,900
      Total                       2,263             $237,627,000                 2                 $42,700

                                                        27

     Total deposits increased by $37,378,000 to $258,271,000 at December 31, 2004 as compared to $220,893,000 at December 31, 2003. The Nittany Savings deposit account comprises approximately 61% of total deposits at December 31, 2004. The Nittany Savings deposit is a competitive deposit account with a tiered annual interest rate of 2.05% for balances over $2,500 for the current period. Due to the continuation of relatively low short-term interest rates during the quarter, the Nittany Savings deposit has remained popular with local depositors and has helped to increase our deposit base. Non-interest bearing demand deposits increased to $10,669,000 at December 31, 2004 from $7,880,000 at December 31, 2003 as all our checking and money market accounts grew at a steady pace.

     Short term borrowings increased by $8,000,000 at December 31, 2004 as compared to the prior year as Federal Home Loan Bank Open Repo Plus Funds were used to offset differences between loan and deposit growth.

     Stockholder's equity increased to $17,666,000 at December 31, 2004 from $14,828,000 at December 31, 2003 because of net income of $2,783,000 and minor fluctuations in the market value of available for sale securities.

RESULTS OF OPERATIONS

     Net income was $851,000 for the three months ended December 31, 2004, an increase of $339,000 as compared to the same period ended 2003. The increase is primarily due to increases in net interest income and noninterest income of $545,000 and $262,000 respectively, which were offset by increases in noninterest expense and taxes. Basic and diluted earnings per share increased to $.45 and $.41 per share, respectively for the three months period ended December 31, 2004 compared to $.27 and $.25 per share, respectively, for the three month period ended December 31, 2003. All "per share" data has been adjusted for the 20% stock dividend issued in March 2004.

     Net income for the year ended December 31, 2004 was $2,783,000 as compared to $1,625,000 for the same period in 2003. Basic and diluted earnings per share increased to $1.45 and $1.34 per share, respectively for the year ended December 31, 2004 compared to $.91 and $.84 per share, respectively, for the year ended December 31, 2003.

     Net interest income for the three months ended December 31, 2004 was $2,381,000 as compared to $1,836,000 for the same period ended 2003. Interest income increased $728,000 for 2004 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $713,000. The increase in interest income was the result of an increase of $47,691,000 in average balances of interest-earning assets that primarily resulted from a $51,267,000 increase in the average balance of loans receivable. The yield on interest earning assets increased to 5.46% for the three months ended December 31, 2004 from 5.12% for the same period ended 2003 due to increasing interest rates during the quarter. Although there were significant increases in residential real estate lending, the yield on the loans receivable decreased 43 basis points in 2004 as compared to 2003. Year to date, the net interest income was $8,626,000 for 2004 as compared to the previous year of $6,336,000, as the $58,626,000 increase in average balance of interest earning assets was offset by a decrease in yield on these assets of 10 basis points and a decrease in the cost of interest bearing liabilities of 31 basis points.

     Interest expense increased by $183,000 for the three months ended December 31, 2004 as compared to the prior year period and was influenced primarily by an increase in interest expense on deposits as increases in deposit balances were essentially offset by lower rates. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $50,162,000. The average balances of savings deposit accounts increased $31,268,000 as a result of customer service, referrals, and marketing efforts and competitive rates of the Nittany Savings product. The cost of funds decreased to 2.17% for the three month period ended December 31, 2004 from 2.33% for the same period ended 2003 as a result of a reduction in market interest rate levels, a decrease in the rates paid on deposits, and a greater use of our Federal Home Loan Bank overnight borrowing capabilities. Interest expense for the year ended December 31, 2004 increased by $531,000 as lower rates were offset by a $52,876,000 increase in the average balance in the Nittany Savings product.

     As a result of decreases in the average cost of total interest bearing liabilities, the Bank's annual net interest margin increased by 20 basis points to 3.27% from 3.07% at December 31, 2003, a period of interest rate volatility.

     AVERAGE BALANCE SHEET. The following table sets forth certain information for the years ended December 31, 2004 and 2003. The average yield and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively for the periods presented. Average balances are derived from average daily balances.

                                                                                       For the Year Ended December 31,
                                                     -------------------------------------------------------------------------
                                                                         2004                            2003
                                                     -------------------------------------    ---------------------------------
                                                     Average                     Average      Average                 Average
                                                     Balance       Interest     Yield/Cost     Balance   Interest     Yield/Cost
                                                     -------       --------     ----------     -------   --------    ----------
                                                           (Dollars in Thousands)                        (Dollars in Thousands)
Interest-earning assets:
  Loans receivable.................................. $212,233       $12,446          5.86%   $154,404    $ 9,711         6.29%
  Investments securities............................   47,200         1,478          3.67%     48,310      1,451         3.23%
  Interest-bearing deposits with other banks........   10,222            87          0.85%      8,315         57         0.69%
                                                      -------        ------          ----     -------     ------         ----
Total interest-earning assets......................   269,656        14,011          5.29%    211,030     11,219         5.37%
                                                                     ------                               ------
Noninterest-earning assets..........................    7,063                                   8,467
Allowance for loan losses...........................   (1,947)                                 (1,435)
                                                      -------                                 -------
Total assets........................................ $274,772                                $218,061
                                                      =======                                 =======
Interest-bearing liabilities:
  Interest-bearing demand deposits.................. $ 20,803       $   178          0.86%   $ 17,726        165         0.93%
  Money market deposits.............................   37,351           779          2.09      33,819        810         2.40%
  Savings deposits..................................  152,787         3,132          2.05     110,070      2,600         2.36%
  Certificates of deposit...........................   21,605           643          2.98      22,087        720         3.26%
  Borrowings........................................   15,848           652          4.11%     11,818        558         4.72%
                                                      -------        ------          ----     -------     ------         ----
Total interest-bearing liabilities..................  248,395         5,384          2.17%    195,519      4,853         2.48%
                                                      -------        ------                   -------     ------
Noninterest-bearing liabilities
  Demand deposits...................................    9,382                                   6,758
  Other liabilities.................................      739                                   3,177
Stockholders' equity................................   16,256                                  12,605
                                                      -------                                 -------
Total liabilities and stockholders' equity.......... $274,772                                $218,061
                                                      =======                                 =======
Net interest income.................................                $ 8,627                              $ 6,366
                                                                      =====                               ======
Interest rate spread (1)............................                                 3.12%                               2.89%
Net yield on interest-earning assets(2).............                                 3.27%                               3.07%
Ratio of average interest-earning assets to
 average interest-bearing liabilities...............                               108.56%                             107.93%

_______________________
(1) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

     RATE/VOLUME ANALYSIS. The following table sets forth certain information regarding changes in interest income and interest expense of Nittany Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in average volume multiplied by old rate) and (ii) changes in rate (change in rate multiplied by old volume). Increases and decreases due to both rate and volume, which cannot be separated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                                      Year Ended December 31,
                                                              --------------------------------------
                                                                       2004    vs.     2003
                                                              --------------------------------------
                                                                       Increase (Decrease)
                                                                             Due to
                                                              --------------------------------------
                                                              Volume           Rate           Total
                                                              ------          -------         -----
INTEREST INCOME:
Loans receivable........................................      $3,637         $  (902)          $2,735
Investment securities...................................         (34)             61               27
Interest-bearing deposits at banks......................          13              17               30
                                                              ------          ------           ------
  Total interest-income.................................       3,616            (824)           2,792
                                                              ------          ------           ------

INTEREST EXPENSE:
Interest-bearing deposits:
 NOW accounts...........................................      $   29         $   (16)          $   13
 Money market accounts..................................          85            (116)             (31)
 Savings accounts.......................................       1,009            (477)             532
 Certificates of deposit................................         (16)            (61)             (77)
                                                              ------         -------           ------
Total interest-bearing deposits.........................      $1,107         $  (670)          $  437
 Borrowings.............................................         190             (96)              94
                                                              ------         -------           ------
   Total interest expense...............................      $1,297         $  (766)          $  531
                                                              ======         =======           ======

Increase (decrease) in net interest income..............      $2,319         $   (58)          $2,261
                                                              ======         =======           ======

___________________
(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.


     Total noninterest income for the three months ended December 31, 2004 increased $262,000 as compared to the same period ended 2003. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, overdraft privilege fees, along with fee income derived from asset management services and related commissions. Service fees on deposit accounts increased $53,000 and have progressively increased during each quarter as the number of accounts and volume of related transactions have increased. Additionally, for the three-months ended December 31, 2004, commissions and management fees from Vantage and Nittany Asset Management increased by $124,000 over the same period of 2003. Year to date, noninterest income increased to $3,227,000 from

$1,800,000 for the same period ended 2003 due primarily to the growth in assets under management at Vantage as well as increased fees on deposit accounts and the overdraft privilege product. Also included in year to date noninterest income is a capital gain of approximately $33,000 on an equity security sold at the holding company.

     Total noninterest expenses increased $281,000 for the three months ended December 31, 2004, as compared to the same period ended 2003. The increase in total noninterest expenses for the current period was primarily related to the larger organization that resulted from the acquisition of Vantage last year as well as the related marketing efforts to increase visibility within the Company's market area, annual merit increases and bonuses given to employees, and data processing expenses. Vantage paid $385,000 of independent investment solicitors' fees for the quarter as compared to $265,000 for the same period in 2003 due to the growth in assets under management. Year to date, noninterest expenses increased to $7,022,000 from $5,120,000 for the same period ended 2003 primarily because of the increase of $655,000 in compensation related expenses and the $856,000 increase in commission expense, mainly at Vantage plus normal increases in advertising, occupancy, and data processing expense.

     Income tax expense of $454,000 was recognized in the fourth quarter of 2004, compared to $273,000 for the same period of 2003. Year to date the income tax expense increased from $828,000 for the year ended December 31, 2003 to $1,515,000 for the same period in 2004. All of the Company's operating loss carry-forwards were fully utilized during the 2003 tax year. However, the purchase of approximately $15 million in high quality municipal bonds in 2003 and 2004, and the formation of a Delaware investment company earlier this year, have helped to reduce our effective tax rate.

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

     Nittany's  liquid  assets  consist  of  cash  and  cash  equivalents,   and
investment securities classified as available for sale. The level of these assets is dependent on Nittany's operating, investing, and financing activities during any given period. At December 31, 2004, cash and cash equivalents totaled $15,583,000 million or 5% of total assets while investment securities classified as available for sale totaled $2,084,000. Management believes that the liquidity needs of Nittany are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Nittany to meet cash obligations and off-balance sheet commitments as they come due.

     Operating activities provided net cash of $4,317,000 million for the year ended December 31, 2004, generated principally from net income of $2,783,000 million. Also contributing to operating activities was provision for loan losses and depreciation, amortization, and accretion of $533,000 and $697,000, respectively.

Investing activities consist primarily of loan originations and repayments and investment purchases and maturities. These cash usages primarily consisted of loan originations of $53,206,000 million for the year ended December 31, 2004, as well as investment purchases of $42,849,000 million for the same time period. Partially offsetting the usage of investment activities is $46,141,000 million of proceeds from investment security maturities and repayments for the same time period.

     Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and proceeds from the sale of common stock. During the year ending December 31, 2004, net cash provided by financing activities totaled $47,236,000 million, principally derived from an increase in deposit accounts in general, and savings deposits specifically. Also contributing to this influx of cash was proceeds from short-term borrowings of $10,049,000 million.

     Nittany's primary source of capital has been retained earnings. Historically, Nittany has generated net retained income to support normal growth and expansion. Management has developed a capital planning policy to not only ensure compliance with regulations, but also to ensure capital adequacy for future expansion.

     Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and tangible capital ratios in order to assess compliance with regulatory guidelines. At December 31, 2004, both the Company and the Bank exceeded the minimum risk-based and tangible capital ratio requirements. The Company's and the Bank's risk-based, Tier I risk-based, and tangible capital ratios are 11.6%, 10.2%, 5.3% and 13.6%, 12.3%, 6.8%, respectively, at December 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

     In the normal course of business, Nittany makes various commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. Nittany's exposure to credit loss in the event of nonperformance by the other parties to the financial instruments is represented by the contractual amounts as disclosed. Nittany minimizes its exposure to credit loss under these commitments by subjecting them to credit approval and review procedures and collateral requirements as deemed necessary. Commitments generally have fixed expiration dates within one year of their origination.

THE OFF-BALANCE SHEET COMMITMENTS COMPRISES THE FOLLOWING:

                                                        2004               2003
                                                       ------             ------
Commitments to extend credit:
   Fixed rate                                          $2,463             $  673
   Variable rate                                        6,711              3,255
                                                       ------             ------
                                                        9,174              3,928
Letters of credit                                        --                1,170
                                                       ------             ------
     Total                                             $9,174             $5,098
                                                       ======             ======

     The range of interest rates on fixed rate loan commitments was 4.5 percent to 7.25 percent at December 31, 2004.

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

     Standby letters of credit are conditional commitments issued by Nittany to guarantee the performance of a customer to a third party. The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management. Fees earned from the issuance of these letters are recognized over the coverage period. For secured letters of credit, the collateral is typically bank deposit instruments or customer business assets.

     Nittany is committed under three noncancelable operating leases for Nittany Bank's office facilities with remaining terms through 2008. At December 31, 2004, the minimum rental commitments under these leases are as follows:

                            (In Thousands)
                2005                      $     280
                2006                            280
                2007                            215
                2008                            157
                2009                            144
                2010 and beyond               1,202
                                          ---------
                     Total                $   2,278
                                          =========

     Occupancy and equipment expenses include rental expenditures of $352,000 and $304,000 for 2004 and 2003, respectively.

IMPACT OF NEW ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 123 (Revised 2004), Share-Based Payment. The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on July 1, 2005, and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

     In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable. SOP 03-3 requires the recognition, as accretable yield, of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan. The amount by which the loan's contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

ITEM  7. FINANCIAL STATEMENTS
----  -----------------------

                             NITTANY FINANCIAL CORP.
                    CONSOLIDATED AUDITED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004



                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Registered Public Accounting Firm                     36

Financial Statements:

         Consolidated Balance Sheet                                         37

         Consolidated Statement of Income                                   38

         Consolidated Statement of Changes in Stockholders' Equity          39

         Consolidated Statement of Cash Flows                               40

Notes to Consolidated Financial Statements                              41 - 65

                      [Letterhead of S.R. Snodgrass, A.C.]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Stockholders
Nittany Financial Corp.

We have audited the consolidated balance sheet of Nittany Financial Corp. and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nittany Financial Corp. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


/s/ S.R. Snodgrass, A.C.


Wexford, PA
March 16, 2005, except for Note 18 as to which the date is March 28, 2005

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                           December 31,
                                                                       2004               2003
                                                                    -------------    -------------
ASSETS
     Cash and due from banks                                        $   1,094,763    $     805,812
     Interest-bearing deposits with other banks                        14,487,813       14,147,474
                                                                    -------------    -------------
       Cash and cash equivalents                                       15,582,576       14,953,286
     Investment securities available for sale                           2,084,223        4,074,095
     Investment securities held to maturity (estimated
       market value of $37,502,230 and $38,168,895)                    37,491,341       39,246,289
     Loans receivable                                                 237,626,883      184,480,012
     Less allowance for loan losses                                     2,198,315        1,737,475
                                                                    -------------    -------------
       Net loans                                                      235,428,568      182,742,537
     Premises and equipment                                             2,609,528        2,570,953
     Federal Home Loan Bank Stock                                       2,066,100        1,311,300
     Goodwill                                                           1,763,231        1,763,231
     Accrued interest and other assets                                  2,210,133        1,925,622
                                                                    -------------    -------------
             TOTAL ASSETS                                           $ 299,235,700    $ 248,587,313
                                                                    =============    =============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                 $  10,668,777    $   7,880,177
         Interest-bearing demand                                       25,614,681       21,902,355
         Money market                                                  43,191,121       34,237,951
         Savings                                                      157,200,274      136,273,936
         Time                                                          21,596,027       20,598,238
                                                                    -------------    -------------
            Total deposits                                            258,270,880      220,892,657
     Short-term borrowings                                             14,838,231        4,788,887
     Other borrowings                                                   7,180,612        7,404,866
     Accrued interest payable and other liabilities                     1,279,653          673,159
                                                                    -------------    -------------
             TOTAL LIABILITIES                                        281,569,376      233,759,569
                                                                    -------------    -------------
STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                               --               --
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 1,930,794 and 1,603,960 issued and outstanding         193,079          160,396
     Additional paid-in capital                                        14,339,979       14,323,021
     Retained earnings                                                  3,139,165          356,344
     Accumulated other comprehensive loss                                  (5,899)         (12,017)
                                                                    -------------    -------------
             TOTAL STOCKHOLDERS' EQUITY                                17,666,324       14,827,744
                                                                    -------------    -------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 299,235,700    $ 248,587,313
                                                                    =============    =============

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                   Year Ended December 31,
                                                    2004            2003
                                                  -----------   -----------

INTEREST AND DIVIDEND INCOME
     Loans, including fees                        $12,445,846   $ 9,710,520
     Interest-bearing deposits with other banks        86,978        57,304
     Investment securities:
          Taxable                                     963,722     1,207,356
          Tax-exempt                                  491,343       209,174
     Other dividend income                             22,791        34,607
                                                  -----------   -----------
                                                   14,010,680    11,218,961
                                                  -----------   -----------
INTEREST EXPENSE
     Deposits                                       4,732,145     4,294,545
     Short-term borrowings                            214,227       135,232
     Other borrowings                                 438,030       423,168
                                                  -----------   -----------
             Total interest expense                 5,384,402     4,852,945
                                                  -----------   -----------

NET INTEREST INCOME                                 8,626,278     6,366,016

Provision for loan losses                             533,000       593,000
                                                  -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                      8,093,278     5,773,016
                                                  -----------   -----------
NONINTEREST INCOME
     Service fees on deposit accounts                 667,654       487,332
     Investment securities gains                       32,707        30,130
     Asset management fees and commissions          2,399,439     1,223,376
     Other                                            127,084        59,505
                                                  -----------   -----------
             Total noninterest income               3,226,884     1,800,343
                                                  -----------   -----------

NONINTEREST EXPENSE
     Compensation and employee benefits             2,935,198     2,280,552
     Occupancy and equipment                          739,957       646,825
     Professional fees                                175,075       220,413
     Data processing fees                             468,468       397,312
     Supplies, printing, and postage                  133,218       140,726
     Advertising                                      184,748       140,424
     ATM processing fees                              141,280       132,541
     Commission expense                             1,505,872       650,198
     Other                                            738,188       511,458
                                                  -----------   -----------
             Total noninterest expense              7,022,004     5,120,449
                                                  -----------   -----------

Income before income taxes                          4,298,158     2,452,910
Income taxes                                        1,515,337       827,872
                                                  -----------   -----------
NET INCOME                                        $ 2,782,821   $ 1,625,038
                                                  ===========   ===========
EARNINGS PER SHARE
     Basic                                        $      1.45   $      0.91
     Diluted                                             1.34          0.84

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                       Additional      Retained
                                                          Common         Paid-in       Earnings
                                                           Stock         Capital       (Deficit)
                                                         ---------    ------------   ------------
Balance, December 31, 2002                               $ 136,723    $ 11,045,912   $ (1,268,694)

Net income                                                                              1,625,038
Other comprehensive loss:
    Unrealized loss on available-for-sale
    securities net of reclassification adjustment,
    net of tax benefit of $1,304

Comprehensive income

Exercise of stock options                                    4,322         350,979
Issuance of 36,000 shares of common stock                    3,600         590,400
Sale of 157,515 shares of common stock,
    net of offering costs                                   15,751       2,335,730
                                                         ---------    ------------   ------------
Balance, December 31, 2003                                 160,396      14,323,021        356,344

Net income                                                                              2,782,821
Other comprehensive income:
    Unrealized gain on available-for-sale
    securities net of reclassification adjustment,
    net of taxes of $3,152

Comprehensive income

Exercise of stock options                                      617          52,496
Twenty percent stock split, effective in the
   form of a stock dividend (including cash
   paid for fractional shares)                              32,066         (35,538)
                                                         ---------    ------------   ------------
Balance, December 31, 2004                               $ 193,079    $ 14,339,979   $  3,139,165
                                                         =========    ============   ============



Components of other comprehensive income (loss):
    Change in net unrealized gain on
      investment securities available for sale
    Realized gains included in net income, net of taxes of $11,120 and $10,244, respectively

Total



                                                           Accumulated
                                                              Other             Total
                                                           Comprehensive     Stockholders'   Comprehensive
                                                            Income (Loss)       Equity          Income
                                                           -------------     ------------    -------------
Balance, December 31, 2002                                 $   (9,485)       $ 9,904,456

Net income                                                                     1,625,038     $ 1,625,038
Other comprehensive loss:
    Unrealized loss on available-for-sale
    securities net of reclassification adjustment,             (2,532)            (2,532)         (2,532)
    net of tax benefit of $1,304
                                                                                             -----------
Comprehensive income                                                                         $ 1,622,506
                                                                                             ===========
Exercise of stock options                                                        355,301
Issuance of 36,000 shares of common stock                                        594,000
Sale of 157,515 shares of common stock,
    net of offering costs                                                      2,351,481
                                                           ----------        -----------
Balance, December 31, 2003                                    (12,017)        14,827,744

Net income                                                                     2,782,821     $ 2,782,821
Other comprehensive income:
    Unrealized gain on available-for-sale
    securities net of reclassification adjustment,              6,118              6,118           6,118
    net of taxes of $3,152
                                                                                             -----------
Comprehensive income                                                                         $ 2,788,939
                                                                                             ===========
Exercise of stock options                                                         53,113
Twenty percent stock split, effective in the
   form of a stock dividend (including cash
   paid for fractional shares)                                                    (3,472)
                                                           ----------        -----------
Balance, December 31, 2004                                 $   (5,899)       $17,666,324
                                                           ==========        ===========

                                                              2004              2003
                                                           ----------        ----------
Components of other comprehensive income (loss):
    Change in net unrealized gain on
      investment securities available for sale             $   27,705        $   17,354
    Realized gains included in net income, net of taxes
      of $11,120 and $10,244, respectively                    (21,587)          (19,886)
                                                           ----------        ----------
Total                                                      $    6,118        $   (2,532)
                                                           ==========        ==========

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Year Ended December 31,
                                                                   2004             2003
                                                               ------------    ------------
OPERATING ACTIVITIES
     Net income                                                $  2,782,821    $  1,625,038
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                  533,000         593,000
         Depreciation, amortization, and accretion, net             697,132         972,982
         Investment securities gains                                (32,707)        (30,130)
         Deferred income taxes                                     (122,538)       (132,417)
         Decrease (increase)  in accrued interest receivable       (138,588)       (210,007)
         Increase (decrease) in accrued interest payable             37,692          (4,918)
         Increase (decrease) in accrued income taxes payable        296,044        (555,721)
         Other, net                                                 263,634         (72,464)
                                                               ------------    ------------
             Net cash provided by operating activities            4,316,490       2,185,363
                                                               ------------    ------------
INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                  (80,881)        (19,826)
         Proceeds from sales                                         52,707          78,144
         Proceeds from principal repayments and maturities        2,045,509       1,868,817
     Investment securities held to maturity:
         Purchases                                              (42,768,481)    (48,195,957)
         Proceeds from principal repayments and maturities       44,095,637      46,628,442
     Net increase in loans receivable                           (53,205,789)    (59,081,005)
     Acquisition of subsidiary                                           --        (370,014)
     Purchase of regulatory stock                                  (754,800)       (311,900)
     Purchase of premises and equipment                            (306,643)       (896,320)
     Sale of premises and equipment                                      --          31,000
                                                               ------------    ------------
         Net cash used for investing activities                 (50,922,741)    (60,268,619)
                                                               ------------    ------------
FINANCING ACTIVITIES
     Net increase in deposits                                    37,378,223      64,040,688
     Net increase in short-term borrowings                       10,049,344       1,222,783
     Proceeds from other borrowings                                      --       1,300,000
     Repayment of other borrowings                                 (224,254)     (2,085,784)
     Exercise of stock options                                       35,700         355,301
     Cash paid in lieu of fractional shares                          (3,472)             --
     Proceeds from sale of common stock                                  --       2,351,481
                                                               ------------    ------------
         Net cash provided by financing activities               47,235,541      67,184,469
                                                               ------------    ------------
         Increase (decrease) in cash and cash equivalents           629,290       9,101,213

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 14,953,286       5,852,073
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 15,582,576    $ 14,953,286
                                                               ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid during the year for:
         Interest on deposits and borrowings                   $  5,346,710    $  4,857,863
         Income taxes                                             1,500,000       1,500,000

See accompanying notes to the consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

NATURE OF OPERATIONS AND BASIS OF PRESENTATION
----------------------------------------------

Nittany Financial Corp. (the "Company") was incorporated under the laws of the State of Pennsylvania for the purpose of becoming a unitary savings and loan holding company. The Company presently has three operating subsidiaries; Nittany Bank (the "Bank"), a federal stock savings institution; Nittany Asset Management, Inc. ("Nittany"), an investment products and services company; and Vantage Investment Advisors, LLC ("Vantage"), a registered investment advisory firm providing fee-based investment management services. The Bank's loan subsidiary is FTF Investments, Inc., a Delaware corporation which holds investment securities. The Bank's principal sources of revenue are derived from its commercial, commercial mortgage, residential real estate, and consumer loan financing, investment portfolios, deposit services, and investment services offered to its customers. The Company's business is conducted by its wholly owned subsidiaries, the Bank, Nittany, and Vantage, all located in State College, Pennsylvania. The Company and Nittany are subject to regulation and supervision by the Board of Governors of the Federal Reserve System, while the Bank is subject to regulation and supervision by the Office of Thrift Supervision ("OTS").

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, the Bank, Nittany, and Vantage. All intercompany transactions have been eliminated in consolidation. The investment in subsidiaries on the parent company's financial statements is carried at the parent company's equity in the underlying net assets.

The accounting principles followed by the Company and the methods of applying these principles conform to U.S. generally accepted accounting principles and to general practice within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and revenues and expenses for the period. Actual results could differ significantly from those estimates.

INVESTMENT SECURITIES
---------------------

Investment securities,  including mortgage-backed  securities, are classified at the time of purchase, based upon management's intentions and ability, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. Unrealized holding gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity until realized. Realized securities gains and losses are computed using the specific identification method. Interest and dividends on investment securities are recognized as income when earned.

Common stock of the Federal Home Loan Bank of Pittsburgh ("FHLB") represents ownership in an institution that is wholly owned by other financial institutions. These equity securities are accounted for at cost and classified with other assets on the Consolidated Balance Sheet.

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

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses that is charged to operations. The provision is based on management's evaluation of the adequacy of the allowance for loan losses which encompasses the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses, including the amounts and timing of future cash flows expected on impaired loans, are particularly susceptible to significant changes in the near term.

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

PREMISES AND EQUIPMENT
----------------------

Premises, leasehold improvements, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the useful lives of the related assets, which range from 3 to 10 years for furniture, fixtures, and equipment and 40 years for building premises. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease terms, which range from three to five years. Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

GOODWILL
--------

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets. This statement, among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis. This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts. The Company performs an annual impairment analysis of goodwill. Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2004 or 2003.

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

COMPREHENSIVE INCOME
--------------------

The Company is required to present comprehensive income and its components in a full set of general-purpose financial statements for all periods presented. The Company's other comprehensive income comprises net unrealized holding gains and losses on the available-for-sale securities portfolio. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders' Equity.

EARNINGS PER SHARE
------------------

The Company provides dual presentation of basic and diluted earnings per share. Basic earnings per share are calculated utilizing net income as reported in the numerator and average shares outstanding in the denominator. The computation of diluted earnings per share differs in that the dilutive effects of any stock options, warrants, and convertible securities are adjusted in the denominator.

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

Had compensation expense for the stock option plan been recognized in accordance with the fair value accounting provisions of FAS No. 123, "Accounting for Stock-Based Compensation," the net income applicable to common stock and the basic and diluted net income per share for the years ended December 31 would be as follows:

                                                       2004              2003
                                                  -------------     ------------
Net income as reported                            $   2,782,821     $  1,625,038
Less pro forma expense related to options               102,913          107,533
                                                  -------------     ------------
Pro forma                                         $   2,679,908     $  1,517,505
                                                  =============     ============
Basic net income pro forma per common share:
     As reported                                  $        1.45     $       0.91
     Pro forma                                             1.39             0.85
Diluted net income per common share:
     As reported                                  $        1.34     $       0.84
     Pro forma                                             1.29             0.78

For purposes of computing pro forma results, the Company estimated the fair values of stock options using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions that can materially affect fair value estimates. Therefore, the pro forma results are estimates of results of operations as if compensation expense had been recognized for the stock option plans. The fair value of each stock option granted was estimated using the following weighted-average assumptions for grants in 2001: (1) risk-free interest rate of 5.03; (2) expected volatility of 28.52 percent; and (3) expected lives of options are ten years.

CASH FLOW INFORMATION
---------------------

Management has defined cash equivalents as cash and due from banks and interest-bearing deposits with other banks with original maturities of 90 days or less.

PENDING ACCOUNTING PRONOUNCEMENTS
---------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 123 (Revised 2004), "Share-Based Payment." The statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on July 1, 2005, and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

---------------------------------------------

In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable. SOP 03-3 requires the recognition, as accretable yield, of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan. The amount by which the loan's contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoption of SOP 03-3 is not expected to have a material impact on the consolidated financial statements.

RECLASSIFICATION
----------------

Certain items in the prior year financial statements have been reclassified to conform to the presentation of the current year amounts. Such reclassifications did not affect stockholders' equity or net income.

2.       EARNINGS PER SHARE

There are no convertible securities that would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                          2004            2003
                                                        ---------      ---------
Weighted-average common shares used
  to calculate basic earnings per share                 1,925,262      1,791,660

Additional common stock equivalents
  (stock options) used to calculate
  diluted earnings per share                              155,169        145,852
                                                        ---------      ---------
Weighted-average common shares and
  common stock equivalents used
  to calculate diluted earnings per share               2,080,431      1,937,512
                                                        =========      =========

3. INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities are summarized as follows:

                                                                             2004
                                           -----------------------------------------------------------------
                                                                 Gross               Gross         Estimated
                                            Amortized          Unrealized          Unrealized        Market
                                               Cost              Gains               Losses          Value
                                           ----------       ----------           ------------     ----------
AVAILABLE FOR SALE
Corporate securities                       $  680,597         $     --           $    (16,207)    $  664,390
Mortgage-backed securities                  1,311,858            4,181                (10,535)     1,305,504
                                           ----------       ----------           ------------     ----------
     Total debt securities                  1,992,455            4,181                (26,742)     1,969,894

Equity securities                             100,707           15,450                 (1,828)       114,329
                                           ----------       ----------           ------------     ----------
               Total                       $2,093,162       $   19,631           $    (28,570)    $2,084,223
                                           ==========       ==========           ============     ==========

                                                                             2004
                                           -----------------------------------------------------------------
                                                               Gross               Gross         Estimated
                                            Amortized       Unrealized          Unrealized        Market
                                               Cost            Gains               Losses          Value
                                           ----------       ----------           ------------     ----------
HELD TO MATURITY
U.S. government agency
  securities                               $10,603,272      $  39,094            $ (27,009)       $10,615,357
Obligations of states and
  political subdivisions                    14,805,451         87,393             (170,088)        14,722,756
Corporate securities
Collateralized mortgage
  obligations                                1,192,228          3,190               (1,998)         1,193,420
Mortgage-backed securities                  10,890,390        103,450              (23,143)        10,970,697
                                           -----------      ---------            ---------        -----------
               Total                       $37,491,341      $ 233,127            $(222,238)       $37,502,230
                                           ===========      =========            =========        ===========

                                                                             2003
                                           -----------------------------------------------------------------
                                                               Gross               Gross         Estimated
                                            Amortized       Unrealized          Unrealized        Market
                                               Cost            Gains               Losses          Value
                                           ----------       ----------           ------------     ----------
AVAILABLE FOR SALE
Corporate securities                        $1,683,910      $  5,634            $ (41,729)       $1,647,815
Mortgage-backed securities                   2,368,566        10,650              (21,806)        2,357,410
                                            ----------      --------            ---------        ----------
     Total debt securities                   4,052,476        16,284              (63,535)        4,005,225

Equity securities                               39,826        29,044                   --            68,870
                                            ----------      --------            ---------        ----------
               Total                        $4,092,302      $ 45,328            $ (63,535)       $4,074,095
                                            ==========      ========            =========        ==========

                                                                             2003
                                           -----------------------------------------------------------------
                                                               Gross               Gross         Estimated
                                            Amortized       Unrealized          Unrealized        Market
                                               Cost            Gains               Losses          Value
                                           ----------       ----------           ------------     ----------
HELD TO MATURITY
U.S. government agency
  securities                                $ 8,761,819     $ 73,152            $ (59,841)       $ 8,775,130
Obligations of states and
  political subdivisions                     15,283,852       66,282             (253,736)        15,096,398
Corporate securities                            500,558          919                   --            501,477
Collateralized mortgage
  obligations                                 1,130,066        7,632                   --          1,137,698
Mortgage-backed securities                   13,569,994      117,374              (29,176)        13,658,192
                                            -----------     --------            ---------        -----------
               Total                        $39,246,289     $265,359            $(342,753)       $39,168,895
                                            ===========     ========            =========        ===========

The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2004:

                                   Less than Twelve Months      Twelve Months or Greater              Total
                                   ------------------------    -------------------------     ------------------------
                                    Estimated      Gross       Estimated        Gross        Estimated       Gross
                                     Market      Unrealized      Market       Unrealized       Market      Unrealized
                                     Value         Losses         Value         Losses          Value        Losses
                                  ----------     ---------    -----------    ----------     -----------    ---------
U.S. government agency
  securities                      $3,494,885     $ (11,927)   $   982,810    $  (15,082)    $ 4,477,695    $ (27,009)
Obligations of states and
  political subdivisions           1,003,262        (7,693)     6,588,211      (162,395)      7,591,473     (170,088)
Collateralized mortgage
  obligations                        263,463        (1,998)            --            --         263,463       (1,998)
Mortgage-backed securities         2,668,146       (20,492)     2,099,842       (13,186)      4,767,988      (33,678)
Corporate securities                      --             -        664,390       (16,207)        664,390      (16,207)
Equity securities                     29,634        (1,828)            --            --          29,634       (1,828)
                                  ----------     ---------    -----------    ----------     -----------    ---------
     Total                        $7,459,390     $ (43,938)   $10,335,253    $ (206,870)    $17,794,643    $(250,808)
                                  ==========     =========    ===========    ==========     ===========    =========

The policy of the Company is to recognize an other-than-temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at December 31, 2004, the declines outlined in the above table represent temporary declines and the Company does have the intent and ability either to hold those securities to maturity or to allow a market recovery.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes, sector credit rating changes, or Company-specific rating changes that are not expected to result in the noncollection of principal and interest during the period.

The amortized cost and estimated market value of investments in debt securities available for sale at December 31, 2004, by contractual maturity, are shown below. The Company's mortgage-backed securities and collateralized mortgage obligations have contractual maturities ranging from 2 to 30 years. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                         Available for Sale           Held to Maturity
                                      ------------------------     -------------------------
                                                     Estimated                    Estimated
                                       Amortized       Market      Amortized        Market
                                         Cost          Value         Cost           Value
                                      ----------     ---------     ---------     -----------
Due in one year or less              $       --      $       --    $   500,000   $   505,940
Due after one year through
  five years                            201,730         205,451      4,874,731     4,893,109
Due after five years through
  ten years                              10,436          10,895     17,498,018    17,476,294
Due after ten years                   1,780,289       1,753,548     14,618,592    14,626,887
                                     ----------      ----------    -----------   -----------
                 Total               $1,992,455      $1,969,894    $37,491,341   $37,502,230
                                     ==========      ==========    ===========   ===========

The proceeds from the sales of investment securities available for sale and the gross gains realized were $52,707 and $32,707 for the year ended December 31, 2004, and $78,144 and $30,130, respectively, for the year ended December 31, 2003.

Investment securities with amortized cost and estimated market values of $6,627,575 and $6,548,797 at December 31, 2004, and $5,214,854 and $5,215,398 at
December 31, 2003, were pledged to secure borrowings, public deposits, and other purposes as required by law.

4.    LOANS RECEIVABLE

Loans receivable consist of the following at December 31:

                                                     2004               2003
                                                 ------------       ------------
Real estate loans:
     Residential                                 $151,496,516       $116,315,573
     Home equity                                   12,883,087          9,965,344
     Commercial                                    51,409,772         37,917,984
     Construction                                   7,116,188          8,736,837
Commercial                                         12,791,339          9,825,925
Consumer loans                                      1,998,787          1,807,791
                                                 ------------       ------------
                                                  237,695,689        184,569,454
Less:
     Deferred loan fees, net                           68,806             89,442
     Allowance for loan losses                      2,198,315          1,737,475
                                                 ------------       ------------
                    Total                        $235,428,568       $182,742,537
                                                 ============       ============

Aggregate loans of $60,000 or more extended to executive officers, directors, and corporations in which they are beneficially interested as stockholders, executive officers, or directors were $3,102,763 at December 31, 2004. An analysis of these related party loans follows:

          2003            Additions           Repayments            2004
        ----------        ----------          ----------          ----------
        $2,466,678        $1,319,964           $683,879           $3,102,763

The Company's primary business activity is with customers located within its local trade area. Mortgage, consumer, and commercial loans are granted. Although the Company's loan portfolio is diversified at December 31, 2004 and 2003, the repayment of these loans is dependent upon the local economic conditions in its immediate trade area.

5.    ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ended December 31 is as follows:

                                                        2004               2003
                                                     ----------       ----------
Balance, January 1                                   $1,737,475       $1,177,141
Add:
     Provision charged to operations                    533,000          593,000
     Recoveries                                          26,961            3,497
Less loans charged off                                   99,121           36,163
                                                     ----------       ----------
Balance, December 31                                 $2,198,315       $1,737,475
                                                     ==========       ==========


6.    PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                            2004        2003
                                                         ----------  ----------
Land                                                     $  375,000  $  375,000
Buildings and leasehold improvements                      1,867,038   1,821,310
Furniture and equipment                                   1,179,529   1,017,442
Construction in progress                                     98,828          --
                                                         ----------  ----------
                                                          3,520,395   3,213,752
Less accumulated depreciation and amortization              910,867     642,799
                                                         ----------  ----------
               Total                                     $2,609,528  $2,570,953
                                                         ==========  ==========



Depreciation and amortization expense for the years ended December 31, 2004 and 2003, was $268,068 and $242,730, respectively.

7.    GOODWILL

A summary of goodwill at December 31 is as follows:

                                                        2004             2003
                                                    -----------     -----------
Gross carrying amount, beginning of period          $ 1,905,900     $   941,886
Acquisition of Vantage                                       --         964,014
                                                    -----------     -----------
Gross carrying amount, end of period                  1,905,900       1,905,900
Less accumulated amortization                          (142,669)       (142,669)
Less impairment losses                                       --              --
                                                    -----------     -----------
Net carrying amount                                 $ 1,763,231     $ 1,763,231
                                                    ===========     ===========


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

9.      DEPOSITS

Time  deposits at December  31, 2004,  of  $7,972,121,  $2,550,526,  $4,045,653,
$822,886, $4,083,485, and $2,121,356 mature during 2005, 2006, 2007, 2008, 2009, and beyond 2009, respectively.

Time deposits include certificates of deposit in denominations of $100,000 or more. Such deposits aggregated $6,267,078 and $5,607,572 at December 31, 2004 and 2003, respectively. Deposits in excess of $100,000 are not federally insured.

The scheduled maturities of time certificates of deposit in excess of $100,000 as of December 31, 2004, are as follows:

Within three months                                $  797,811
Three through six months                              453,670
Six through twelve months                             775,926
Over twelve months                                  4,239,671
                                                   ----------
     Total                                         $6,267,078
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

The following table sets forth information concerning short-term borrowings:

                                                        2004            2003
                                                    -----------     -----------
Balance at year-end                                 $14,838,231     $ 4,788,887
Maximum amount outstanding at any month-end          23,791,622       8,429,483
Average balance outstanding during the year          10,967,790       5,333,568
Weighted-average interest rate:
      As of year-end                                       2.76%           2.55%
      Paid during the year                                 1.95            2.54


The Company entered into two unsecured line of credit arrangements with other financial institutions that require monthly interest payments. The first line of credit has a borrowing limit of $3.0 million at an adjustable rate based on 30-day LIBOR plus 200 basis points and matures July 9, 2007. The second line of credit has a borrowing limit of $1.5 million at an adjustable rate based on 30-day LIBOR plus 200 basis points and matures August 14, 2007. At December 31, 2004, the Company had outstanding balances of $3,000,000 and $1,475,000, respectively, on these lines of credit.

The following table sets forth information concerning other borrowings:

                                                     Weighted         Stated interest
                               Maturity range         average           rate range                 At December 31,
      Description            from          to       interest rate    from       to             2004              2003
      -----------          --------     --------    -------------    ----     ------         ----------       ----------
Mid Term Repo Fixed        06/27/05     06/27/05       3.71%         3.71%    3.71%          $2,000,000       $2,000,000
Fixed rate                 12/08/05     12/04/08       5.92          5.23     6.19            3,500,000        3,500,000
Fixed rate amortizing      12/08/10     12/08/10       6.21          6.21     6.21            1,680,612        1,904,866
                                                                                             ----------       ----------
                                                                                             $7,180,612       $7,404,866
                                                                                             ==========       ==========

Maturities of other borrowings at December 31 are summarized as follows:

                                                        2004
                                           -------------------------------
            Year Ending                                        Weighted-
           December 31,                       Amount          Average Rate
           ------------                    ----------         ------------

               2005                        $4,738,583             5.14%
               2006                           253,828             6.21
               2007                           270,047             6.21
               2008                         1,287,302             5.45
               2009                           305,660             6.21
          2010 and after                      325,192             6.21
                                           ----------
                                           $7,180,612             5.37 %
                                           ==========


The Company has a fixed rate amortizing borrowing with the FHLB that requires monthly payments of principal and interest of $28,020 through December 2010. The remaining borrowings represent fixed rate advances from the Federal Home Loan Bank.

Borrowing capacity consists of credit arrangements with the FHLB of Pittsburgh. FHLB borrowings are subject to annual renewal, incur no service charges, and are secured by a blanket security agreement on certain investment and mortgage-backed securities, outstanding residential mortgages, and the Bank's investment in FHLB stock. As of December 31, 2004, the Bank's maximum borrowing capacity with the FHLB was approximately $189.5 million.

11.    COMMITMENTS AND CONTINGENT LIABILITIES

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

The off-balance sheet commitments comprises the following:

                                                     2004               2003
                                                  ----------          ----------
Commitments to extend credit:
      Fixed rate                                  $2,463,216          $  673,000
      Variable rate                                6,710,850           3,255,080
                                                  ----------          ----------
                                                   9,174,066           3,928,080
Letters of credit                                       --             1,170,118
                                                  ----------          ----------
               Total                              $9,174,066          $5,098,198
                                                  ==========          ==========

The range of interest rates on fixed rate loan  commitments  was 4.50 percent to
7.25 percent at December 31, 2004.

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

The Company is committed under three noncancelable operating leases for the Bank's office facilities with remaining terms through 2008. At December 31, 2004, the minimum rental commitments under these leases are as follows:

                   2005                 $  280,152
                   2006                    280,152
                   2007                    214,873
                   2008                    157,304
                   2009                    144,000
             2010 and thereafter         1,201,500
                                        ----------
                        Total           $2,277,981
                                        ==========


Occupancy and equipment expenses include rental expenditures of $352,137 and $304,352 for 2004 and 2003, respectively.

12.      STOCK SPLIT

On February 24, 2004, the Board of Directors approved a six-for-five stock split, effected in the form of a 20 percent stock dividend to stockholders of record March 10, 2004, payable on March 31, 2004. As a result, 320,661 additional shares of the Company's stock were issued, common stock was increased by $32,066, and surplus was decreased by $35,538.

Fractional shares were paid in cash. All average shares outstanding as of December 31, 2003, and all per share amounts as of December 31, 2003, included in the financial statements are based on the increased number of shares after giving retroactive effect to the stock split effected in the form of a stock dividend.

13.      REGULATORY MATTERS

RESTRICTION ON CASH AND DUE FROM BANKS
--------------------------------------

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. As of December 31, 2004, the Bank had required reserves of $861,000, comprised principally of vault cash and a depository amount held with the Federal Reserve Bank

DIVIDEND RESTRICTIONS
---------------------

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

As of December 31, 2004 and 2003, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier I risk-based, and Core capital ratios must be at least 10 percent, 6 percent, and 5 percent, respectively. Management believes, as of December 31, 2004, the Bank met all capital adequacy requirements to which they are subject.

-------------------------------------------

The following table reconciles the Bank's capital under U.S. generally accepted accounting principles to regulatory capital:

                                                      2004               2003
                                                 ------------      ------------

Total stockholders' equity                       $ 21,024,462      $ 15,964,295
Unrealized loss on securities                          14,890            31,186
Goodwill                                             (799,217)         (799,217)
                                                 ------------      ------------
Tier I, core, and tangible capital                 20,240,135        15,196,264
Allowance for loan losses                           2,058,075         1,639,642
                                                 ------------      ------------
Total risk-based capital                         $ 22,298,210      $ 16,835,906
                                                 ============      ============


The following table sets forth the Bank's capital position and minimum requirements for the years ended December 31:

                                                             2004                                   2003
                                                   ------------------------            ------------------------
                                                      Amount          Ratio              Amount          Ratio
                                                   -----------        -----            -----------       ------
Total Capital (to Risk-Weighted Assets)
---------------------------------------

Actual                                             $22,298,210         13.6%           $16,835,906       12.8%
For Capital Adequacy Purposes                       13,160,461          8.0             10,485,885        8.0
To Be Well Capitalized                              16,450,576         10.0             13,107,356       10.0

Tier I Capital (to Risk-Weighted Assets)
----------------------------------------

Actual                                             $20,240,135         12.3%           $15,196,264       11.6%
For Capital Adequacy Purposes                        6,580,230          4.0              5,242,942        4.0
To Be Well Capitalized                               9,870,346          6.0              7,864,414        6.0

Core Capital (to Adjusted Assets)
---------------------------------

Actual                                             $20,240,135          6.8%           $15,196,264        6.2%
For Capital Adequacy Purposes                        8,919,045          3.0              7,398,108        3.0
To Be Well Capitalized                              14,865,074          5.0             12,330,179        5.0

Tangible Capital (to Adjusted Assets)
-------------------------------------

Actual                                             $20,240,135          6.8%           $15,196,264        6.2%
For Capital Adequacy Purposes                        4,459,522          1.5              3,699,054        1.5

14.  EMPLOYEE BENEFITS

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

The Company may make matching contributions equal to a discretionary percentage determined annually by the Board of Directors. Employee contributions are vested at all times, and the Company contributions are fully vested after six years. The Company recognized profit sharing and matching contributions for the years ended December 31, 2004 and 2003, of approximately $42,539 and $31,944, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
--------------------------------------

The Bank maintains a Supplemental Executive Retirement Plan for the benefit of certain executive officers of the Bank. The Bank makes an annual accrual equal to not less than 10 percent of the annual bonus award. In addition, the Bank will contribute an additional accrual each year equal to the interest rate payable on the ten-year U.S. Treasury bond, adjusted quarterly. The Bank may within its discretion elect to make an additional contribution to the participant's account. Any additional contribution made by the Bank vests over a five-year period beginning on the one-year anniversary of such contribution. The accumulated deferred compensation account for each participant will be payable to such participant at any time following the retirement age of 65, early retirement at age 60, disability, death, or termination of employment following a change in control of the Company. The Company recognized an expense of $61,534 and $46,638 in 2004 and 2003, respectively.

STOCK OPTION PLAN
-----------------

The Board of Directors adopted a stock option plan for directors, officers, and employees in which the number of shares with respect to which awards may be made available to the plan may not exceed 309,319 shares. These shares may be issued from authorized but unissued common stock, treasury stock, or shares purchased in the market. The stock options have expiration terms of ten years subject to certain extensions and terminations. The per share exercise price of a stock option is equal to the fair value of a share of common stock on the date the option is granted. Options are exercisable in annual installments ranging from 25 percent to 33 1/3 percent for directors and ranging from 20 percent to 25 percent for officers and employees, primarily using the award date as the anniversary date.

The following table presents share data related to the outstanding options:

                                                               2004                           2003
                                                        ----------------------     -------------------------
                                                                     Weighted-                     Weighted-
                                                                      Average                       Average
                                                                     Exercise                       Exercise
                                                         Shares       Price        Shares           Price
                                                        -------      ---------     ------         ----------
Outstanding, beginning of the year                       249,788     $  5.78        302,946         $ 5.78

     Granted                                               7,440       20.83              -              -
     Exercised                                            (6,173)       5.78        (51,864)          5.74
     Forfeited                                                 -                     (1,294)          5.83
                                                         -------                    -------

Outstanding, end of the year                             251,055     $  5.62        249,788         $ 5.78
                                                         =======                    =======

Exercisable at year-end                                  227,796     $  5.89        198,823         $ 5.78
                                                         =======                    =======

-----------------------------

The following table summarizes characteristics of stock options outstanding and exercisable at December 31, 2004:

                                                 Outstanding                                   Exercisable
                                       --------------------------------------           --------------------------
                                                                     Average                             Average
                                                    Average          Exercise                            Exercise
     Exercise Price                    Shares        Life             Price             Shares            Price
     --------------                    ------       -------          --------           -------          ---------
            5.74                       96,984        4.40             5.74              96,984            5.74
            5.31                        5,820        5.46             5.31               5,820            5.31
            5.84                      140,811        6.82             5.84             123,324            5.84
           20.83                        7,440        9.14            20.83               1,668           20.83
                                      -------                                          -------
                                      251,055        5.77             5.62             227,796            5.89
                                      =======                                          =======

15.      INCOME TAXES

The components of income taxes for the years ended December 31 are summarized as follows:

                                                               2004             2003
                                                            -----------    -----------
Current payable:
    Federal                                                 $ 1,359,078    $   831,398
    State                                                       277,413        128,393
                                                            -----------    -----------
                                                              1,636,491        959,791
Deferred taxes                                                 (122,538)      (132,417)
Adjustment to valuation allowance for deferred tax assets         1,384            498
                                                            -----------    -----------
                    Total                                   $ 1,515,337    $   827,872
                                                            ===========    ===========


The following temporary differences gave rise to the net deferred tax assets:

                                                                    2004        2003
                                                                ---------    ---------
Deferred tax assets:
     Net unrealized loss on securities                          $   3,040    $   6,190
     Allowance for loan losses                                    732,375      555,830
     Organization costs                                               317           62
     Loan origination costs                                        23,394       28,261
     Supplemental executive retirement account                     45,679       15,857
     Net operating loss carryforward                               20,010       18,626
                                                                ---------    ---------
                    Total gross deferred tax assets               824,815      624,826
                    Less valuation allowance                      (20,010)      18,626
                                                                ---------    ---------
                          Deferred tax assets after allowance     844,825      606,200
                                                                ---------    ---------


Deferred tax liabilities:
     Premises and equipment                                       131,595       94,362
     Goodwill                                                     101,723       58,355
                                                                ---------    ---------
                    Total gross deferred tax liabilities          233,318      152,717
                                                                ---------    ---------
                          Net deferred tax assets               $ 611,507    $ 453,483
                                                                =========    =========

The reconciliation of the federal statutory rate and the Company's effective income tax rate is as follows:

                                          2004                     2003
                                -----------------------   -----------------------
                                                 % of                      % of
                                                 Pretax                    Pretax
                                  Amount         Income       Amount       Income
                                -----------      ------   -----------      ------

Tax at statutory rate           $ 1,461,374       34.0%   $   833,989       34.0%
State income, net of
  federal tax                       183,093        4.3         84,739        3.5
Tax-exempt income
  tax assets                       (167,057)      (3.9)       (70,762)      (2.9)
Other, net                           37,927        0.9        (20,094)      (0.8)
                                -----------       ----    -----------       ----
Actual tax benefit
  and effective rate            $ 1,515,337       35.3%   $   827,872       33.8%
                                ===========       ====    ===========       ====

The Bank is subject to the Pennsylvania Mutual Thrift Institution's tax that is calculated at 11.5 percent of earnings based on accounting principles generally accepted in the United States of America with certain adjustments. At December 31, 2004, the Company has available a net operating loss carryforward of approximately $200,299 for state income tax purposes which will expire in the years 2020 to 2023.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                            2004                                   2003
                                             -------------------------------        -------------------------------
                                                Carrying             Fair              Carrying             Fair
                                                 Value              Value               Value              Value
                                             ------------       ------------        ------------       ------------
Financial assets:
     Cash and cash equivalents               $ 15,582,576       $ 15,582,576        $ 14,953,286       $ 14,953,286
     Investment securities                     39,575,564         39,586,453          43,320,384         43,242,990
     Loans receivable                         235,428,568        238,574,685         182,742,537        188,261,923
     FHLB stock                                 2,066,100          2,066,100           1,311,300          1,311,300
     Accrued interest receivable                1,277,283          1,277,283           1,138,695          1,138,695


Financial liabilities:
     Deposits                                $258,270,880       $258,358,880        $220,892,657       $221,372,657
     Short-term borrowings                     14,838,231         14,838,231           4,788,887          4,788,887
     Other borrowings                           7,180,612          7,320,612           7,404,866          7,920,866
     Accrued interest payable                     485,419            485,419             447,727            447,727



Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that creates an obligation or right to receive or deliver cash or another financial instrument from/to a second entity on potentially favorable or unfavorable terms.

Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. If a quoted market price is available for a financial instrument, the estimated fair value would be calculated based upon the market price per trading unit of the instrument.

If no readily available market exists, the fair value estimates for financial instruments are based upon management's judgment regarding current economic conditions, interest rate risk, expected cash flows, future estimated losses, and other factors as determined through various option pricing formulas. As many of these assumptions result from judgments made by management based upon estimates that are inherently uncertain, the resulting estimated fair values may not be indicative of the amount realizable in the sale of a particular financial instrument. In addition, changes in the assumptions on which the estimated fair values are based may have a significant impact on the resulting estimated fair values.

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

CASH AND CASH EQUIVALENTS,  ACCRUED INTEREST RECEIVABLE,  SHORT-TERM BORROWINGS,
--------------------------------------------------------------------------------
AND ACCRUED INTEREST PAYABLE
----------------------------

The fair value is equal to the current carrying value.

INVESTMENT SECURITIES AND REGULATORY STOCK
------------------------------------------

The fair value of investment securities is equal to the available quoted market price. If no quoted market price is available, fair value is estimated using the quoted market price for similar securities. Regulatory stock represents ownership in institutions that are wholly owned by other financial institutions. These equity securities' fair values are equal to the current fair values.

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

17.   BUSINESS SEGMENTS

The Company operates two reportable segments: community banking and investment advisory and product services. The Company's community banking segment offers services traditionally offered by full-service commercial banks, including commercial mortgage, residential real estate, and consumer loan financing, as well as commercial demand, individual demand, and time deposit services to its customers. The investment advisory and product services segment offers fee based investment management services and alternative investment products.

Selected segment information is included in the following table:

                                                                                      Investment
                                                                                     Advisory and
                                                                 Community             Product
                                                                  Banking              Services          Consolidated
                                                                 ------------          -----------        ------------
For the year ended December 31, 2004:

Interest income                                                  $ 14,010,680          $         -        $ 14,010,680
Interest expense                                                    5,384,402                    -           5,384,402
                                                                 ------------          -----------        ------------

Net interest income                                                 8,626,278                    -           8,626,278
Provision for loan losses                                             533,000                    -             533,000
                                                                 ------------          -----------        ------------

Net interest income after provision for loan losses                 8,093,278                    -           8,093,278
Noninterest income                                                    827,445            2,399,439           3,226,884
Noninterest expense                                                 4,994,798            2,027,206           7,022,004
                                                                 ------------          -----------        ------------

Income before income taxes                                          3,925,925              372,233           4,298,158
Income taxes                                                        1,346,463              168,874           1,515,337
                                                                 ------------          -----------        ------------
Net income                                                       $  2,579,462          $   203,359        $  2,782,821
                                                                 ============          ===========        ============
Intersegment revenues (expenses) included above                  $    500,427          $  (500,427)       $          -
Goodwill                                                              799,217              964,014           1,763,231
Depreciation and amortization expense                                 265,834                2,234             268,068
Total assets                                                      298,369,559              866,141         299,235,700

                                                                                    Investment
                                                                                   Advisory and
                                                               Community             Product
                                                                Banking              Services         Consolidated
                                                             -------------         -----------       -------------
For the year ended December 31, 2003:

Interest income                                              $ 11,218,961          $         -        $ 11,218,961
Interest expense                                                4,852,945                    -           4,852,945
                                                             ------------          -----------        ------------
Net interest income                                             6,366,016                    -           6,366,016
Provision for loan losses                                         593,000                    -             593,000
                                                             ------------          -----------        ------------

Net interest income after provision for loan losses             5,773,016                    -           5,773,016
Noninterest income                                                575,399            1,224,944           1,800,343
Noninterest expense                                             4,031,305            1,089,144           5,120,449
                                                             ------------          -----------        ------------

Income before income taxes                                      2,317,110              135,800           2,452,910
Income taxes                                                      814,085               13,787             827,872
                                                             ------------          -----------        ------------
Net income                                                   $  1,503,025          $   122,013        $  1,625,038
                                                             ============          ===========        ============
Intersegment revenues (expenses)                             $    417,977          $  (417,977)       $          -
Goodwill                                                          799,217              964,014           1,763,231
Depreciation and amortization expense                             240,460                2,270             242,730
Total assets                                                  247,574,620            1,012,693         248,587,313


18.      SUBSEQUENT EVENTS

On November 19, 2004, the Board of Directors approved an offering of the Company's common stock to existing shareholders and to the public. The offering began January 3, 2005, and was terminated on March 28, 2005. The offering resulted in 180,000 shares being issued at a price of $26.00 per share with net proceeds from the offering amounting to approximately $4.5 million.

19.   PARENT COMPANY

Following are condensed financial statements for Nittany Financial Corp.:


                             CONDENSED BALANCE SHEET


                                                               December 31,
                                                          2004            2003
                                                      -----------    -----------
ASSETS
     Cash                                             $    21,879    $   199,845
     Investment securities available for sale             114,329         68,870
     Investment in subsidiaries                        21,889,792     16,976,265
     Other assets                                         155,955         24,798
                                                      -----------    -----------
TOTAL ASSETS                                          $22,181,955    $17,269,778
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Other borrowings                                 $ 4,475,000    $ 2,425,000
     Other liabilities                                     40,631         17,034
     Stockholders' equity                              17,666,324     14,827,744
                                                      -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $22,181,955    $17,269,778
                                                      ===========    ===========

                          CONDENSED STATEMENT OF INCOME

                                                          Year Ended December 31,
                                                          2004             2003
                                                       -----------    -----------

INCOME                                                 $    35,457    $    33,406

EXPENSES                                                   212,841        158,599
                                                       -----------    -----------

Net loss before income tax benefit                        (177,384)      (125,193)
Income tax benefit                                         (92,976)       (23,989)
                                                       -----------    -----------

Loss before equity in undistributed net
     earnings of subsidiaries                              (84,408)      (101,204)
Equity in undistributed net earnings of subsidiaries     2,867,229      1,726,242
                                                       -----------    -----------
NET INCOME                                             $ 2,782,821    $ 1,625,038
                                                       ===========    ===========

                     CONDENSED STATEMENT OF CASH FLOWS


                                                                     Year Ended December 31,
                                                                       2004           2003
                                                                   -----------    -----------
OPERATING ACTIVITIES
     Net income                                                    $ 2,782,821    $ 1,625,038
     Adjustments to reconcile net income to
        net cash used for operating activities:
            Equity in undistributed net earnings of subsidiaries    (2,867,229)    (1,726,242)
            Investment securities gains                                (32,707)       (30,130)
            Other, net                                                 (84,905)        63,738
                                                                   -----------    -----------
                     Net cash used for operating activities           (202,020)       (67,596)
                                                                   -----------    -----------

INVESTING ACTIVITIES
     Purchase of investment securities available for sale              (80,881)       (19,826)
     Sale of investment securities available for sale                   52,707         78,144
     Capital contribution to subsidiary bank                        (2,030,000)    (3,003,606)
                                                                   -----------    -----------
                     Net cash used for investing activities         (2,058,174)    (2,945,288)
                                                                   -----------    -----------

FINANCING ACTIVITIES
     Proceeds from stock offering                                         --        2,351,481
     Exercise of stock options                                          35,700        355,301
     Cash paid in lieu of fractional shares                             (3,472)          --
     Proceeds from other borrowings                                  2,050,000      1,300,000
     Repayment of other borrowings                                        --         (875,000)
                                                                   -----------    -----------

                     Net cash provided by financing activities       2,082,228      3,131,782
                                                                   -----------    -----------

                  Increase (decrease) in cash                         (177,966)       118,898

CASH AT BEGINNING OF PERIOD                                            199,845         80,947
                                                                   -----------    -----------
CASH AT END OF PERIOD                                              $    21,879    $   199,845
                                                                   ===========    ===========

20    QUARTERLY DATA (UNAUDITED)

The Company's selected quarterly financial data is presented in the following tables:

                                                      Three Months Ended
                                      -------------------------------------------------
                                        March         June        September    December
                                         2004         2004         2004         2004
                                      -------------------------------------------------
Total interest income                 $3,164,265   $3,371,166   $3,663,145   $3,812,104
Total interest expense                 1,303,373    1,285,374    1,364,236    1,431,719
                                      ----------   ----------   ----------   ----------
Net interest income                    1,860,892    2,085,792    2,298,909    2,380,385
Provision for loan losses                110,000      194,000      138,000       91,000
                                      ----------   ----------   ----------   ----------

Net interest income after
  provision for loan losses            1,750,892    1,891,792    2,160,909    2,289,385
Total noninterest income                 722,936      811,314      851,488      841,146
Total noninterest expense              1,682,777    1,726,234    1,787,582    1,825,411
                                      ----------   ----------   ----------   ----------

Income before income taxes               791,051      976,872    1,224,815    1,305,120
Income taxes                             295,000      339,000      427,000      454,337
                                      ----------   ----------   ----------   ----------

Net income                            $  496,051   $  637,872   $  797,815   $  850,783
                                      ==========   ==========   ==========   ==========

Per share data:
Net income
     Basic                            $     0.26   $     0.33   $     0.41   $     0.44
     Diluted                                0.24         0.31         0.38         0.41
Weighted-average shares outstanding
     Basic                             1,924,621    1,924,621    1,924,621    1,927,171
     Diluted                           2,074,229    2,080,803    2,080,438    2,086,275


                                                      Three Months Ended
                                      -------------------------------------------------
                                        March         June        September    December
                                         2003         2003         2003         2003
                                      -------------------------------------------------
Total interest income                 $2,504,392   $2,692,637   $2,938,102   $3,083,830
Total interest expense                 1,206,155    1,200,079    1,198,597    1,248,114
                                      ----------   ----------   ----------   ----------

Net interest income                    1,298,237    1,492,558    1,739,505    1,835,716
Provision for loan losses                 90,000      188,000      230,000       85,000
                                      ----------   ----------   ----------   ----------
Net interest income after
  provision for loan losses            1,208,237    1,304,558    1,509,505    1,750,716
Total noninterest income                 473,754      355,009      392,869      578,711
Total noninterest expense              1,223,152    1,114,875    1,238,231    1,544,191
                                      ----------   ----------   ----------   ----------
Income before income taxes               458,839      544,692      664,143      785,236
Income taxes                             159,610      189,089      205,691      273,482
                                      ----------   ----------   ----------   ----------

Net income                            $  299,229   $  355,603   $  458,452   $  511,754
                                      ==========   ==========   ==========   ==========

Per share data:
Net income
     Basic                            $     0.17   $     0.21   $     0.24   $     0.27
     Diluted                                0.16         0.19         0.23         0.25
Weighted-average shares outstanding
     Basic                             1,723,486    1,690,139    1,873,078    1,916,576
     Diluted                           1,846,010    1,835,168    2,024,416    2,058,177


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

     Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.
----------------------------------

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

ITEM 8B.  OTHER INFORMATION.
----------------------------

         Not applicable.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------

     The information required under this item is incorporated herein by reference to the Proxy Statement for the 2005 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors - Biographical Information."

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Information  required by this item is incorporated herein by reference
          to  the  Proxy  Statement   contained  under  the  section   captioned
          "Principal Holders."

     (B)  SECURITY OWNERSHIP OF MANAGEMENT

          Information  required by this item is incorporated herein by reference
          to  the  Proxy  Statement   contained  under  the  section   captioned
          "Principal Holders."

     (C)  CHANGES IN CONTROL

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

     (D)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          Set forth below is information as of December 31, 2004 with respect to compensation plans under which equity securities of Nittany are authorized for issuance.

                                         EQUITY COMPENSATION PLAN INFORMATION

                                                (a)                     (b)                 (c)

                                                                                            NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES        WEIGHTED-AVERAGE        REMAINING AVAILABLE FOR
                                         TO BE ISSUED UPON        EXERCISE PRICE OF         FUTURE ISSUANCE UNDER
                                            EXERCISE OF              OUTSTANDING          EQUITY COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,       OPTIONS, WARRANTS         (EXCLUDING SECURITIES
                                       WARRANTS AND RIGHTS           AND RIGHTS           REFLECTED IN COLUMN (A))
                                       --------------------          -----------          ------------------------
Equity compensation plans
approved by shareholders:

1998 Stock Option Plan..............          251,055              $5.62                                --

Equity compensation plans
not approved by shareholders(1).....
                                                 --                   --                                --
                                              -------               ----                            ------
     TOTAL.........................           251,055              $5.62                                --
                                              =======               ====                            ======
----------

(1)  Not applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13. EXHIBITS
-----------------

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


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information called for by this item is incorporated herein by reference to the section entitled "Proposal I- Election of Directors- Audit Fees" in the Proxy Statement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 29, 2005


                                   NITTANY FINANCIAL CORP.



                                   By:  /s/ David Z. Richards, Jr.
                                 -----------------------------------------------
                                 David Z. Richards, Jr.
                                 President, Chief Executive Officer and Director (Duly Authorized Representative )


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 29, 2005.



/s/ Samuel J. Malizia                    /s/ David Z. Richards, Jr.
---------------------------------        ---------------------------------------
Samuel J. Malizia                        David Z. Richards, Jr.
Chairman of the Board of Directors       President, Chief Executive Officer and
                                         Director
                                         (Principal Executive Officer)


/s/ Donald J. Musso
---------------------------------        ---------------------------------------
Donald J. Musso                          William A. Jaffe
Director                                 Director and Secretary


/s/ D. Michael Taylor                    /s/ J. Garry McShea
---------------------------------        ---------------------------------------
D. Michael Taylor                        J. Garry McShea
Director                                 Director


/s/ David K. Goodman, Jr.                /s/ Gary M. Bradley
---------------------------------        ---------------------------------------
David K. Goodman, Jr.                    Gary M. Bradley
Director                                 Vice President and Chief Accounting
                                         Officer
                                         (Principal Accounting Officer)