Form 10QSB
period 2005-03-31
NITTANY FINANCIAL CORP
filed 2005-05-16
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

-----
 X    QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
-----                               OF 1934

      For the quarterly period ended March 31, 2005

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

            2541 E. College Avenue, State College, Pennsylvania 16801
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (814) 238 - 5724
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                  Class: Common Stock, par value $.10 per share
                     Outstanding at May 12, 2005: 2,110,794

                             NITTANY FINANCIAL CORP.

                                      INDEX

                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

PART I  -  FINANCIAL INFORMATION

      Item 1.       Financial Statements

                        Consolidated Balance Sheet (Unaudited) as of                                                   3
                            March 31, 2005 and December 31, 2004

                        Consolidated Statement of Income (Unaudited)
                            for the Three Months ended March 31, 2005 and 2004                                         4

                        Consolidated Statement of Income (Unaudited)
                            for the Three Months ended March 31, 2005 and 2004                                         4

                        Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                            for the Three Months ended March 31, 2005                                                  5

                        Consolidated Statement of Cash Flows (Unaudited)
                            for the Three Months ended March 31, 2005 and 2004                                         6

                        Notes to Unaudited Consolidated Financial Statements                                           7

      Item 2.       Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                                             11

      Item 3.       Controls and Procedures                                                                           16

PART II  -  OTHER INFORMATION

      Item 1.       Legal Proceedings                                                                                 17

      Item 2.       Unregistered Sales of Equity Securities and
                         Use of Proceeds                                                                              17

      Item 3.       Defaults Upon Senior Securities                                                                   17

      Item 4.       Submission of Matters to a Vote of Security Holders                                               17

      Item 5.       Other Information                                                                                 17

      Item 6.       Exhibits                                                                                          17

SIGNATURES                                                                                                            19

CERTIFICATIONS


                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                      March 31,      December 31,
                                                                        2005             2004
                                                                   -------------    -------------
                                                                           (unaudited)
ASSETS
    Cash and due from banks                                        $     915,958    $   1,094,763
    Interest-bearing deposits with other banks                         8,814,297       14,487,813
                                                                   -------------    -------------
      Cash and cash equivalents                                        9,730,255       15,582,576
    Investment securities available for sale                           1,956,868        2,084,223
    Investment securities held to maturity (estimated
      market value of $42,377,341 and $37,502,230)                    42,817,595       37,491,341
    Loans receivable                                                 244,412,102      237,626,883
    Less allowance for loan losses                                     2,260,408        2,198,315
                                                                   -------------    -------------
      Net loans                                                      242,151,694      235,428,568
    Premises and equipment                                             3,587,308        2,609,528
    FHLB Stock                                                         2,212,900        2,066,100
    Goodwill                                                           1,763,231        1,763,231
    Accrued interest and other assets                                  2,687,858        2,210,133
                                                                   -------------    -------------

          TOTAL ASSETS                                             $ 306,907,709    $ 299,235,700
                                                                   =============    =============

LIABILITIES
    Deposits:
      Noninterest-bearing demand                                   $  11,956,709    $  10,668,777
      Interest-bearing demand                                         26,051,710       25,614,681
      Money market                                                    34,254,744       43,191,121
      Savings                                                        148,020,380      157,200,274
      Time                                                            32,459,625       21,596,027
                                                                   -------------    -------------
         Total deposits                                              252,743,168      258,270,880
    Short-term borrowings                                             22,277,783       14,838,231
    Other borrowings                                                   7,122,345        7,180,612
    Accrued interest payable and other liabilities                     1,653,000        1,279,653
                                                                   -------------    -------------

          TOTAL LIABILITIES                                          283,796,296      281,569,376
                                                                   -------------    -------------

STOCKHOLDERS' EQUITY
    Serial preferred stock, no par value; 5,000,000 shares
      authorized, none issued                                                  -                -
    Common stock, $.10 par value; 10,000,000 shares
      authorized, 2,110,794 and 1,930,794 issued and outstanding         211,079          193,079
    Additional paid-in capital                                        18,863,413       14,339,979
    Retained earnings                                                  4,047,959        3,139,165
    Accumulated other comprehensive loss                                 (11,038)          (5,899)
                                                                   -------------    -------------

          TOTAL STOCKHOLDERS' EQUITY                                  23,111,413       17,666,324
                                                                   -------------    -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 306,907,709    $ 299,235,700
                                                                   =============    =============

   See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                    Three-months Ended March 31,

                                                          2005      2004
                                                      ----------   ----------
                                                            (unaudited)
INTEREST AND DIVIDEND INCOME
    Loans, including fees                             $3,527,905   $2,757,840
    Interest-bearing deposits with other banks            80,161       15,366
    Investment securities                                382,210      391,059
                                                      ----------   ----------
           Total interest and dividend income          3,990,276    3,164,265
                                                      ----------   ----------

INTEREST EXPENSE
    Deposits                                           1,256,943    1,159,700
    Short-term borrowings                                 95,870        5,981
    Other borrowings                                     135,818      137,692
                                                      ----------   ----------
           Total interest expense                      1,488,631    1,303,373
                                                      ----------   ----------

NET INTEREST INCOME                                    2,501,645    1,860,892

Provision for loan losses                                 62,000      110,000
                                                      ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                         2,439,645    1,750,892
                                                      ----------   ----------

NONINTEREST INCOME
    Service fees on deposit accounts                     164,567      146,061
    Asset management fees and commissions                697,770      566,745
    Other                                                 64,053       10,130
                                                      ----------   ----------
           Total noninterest income                      926,390      722,936
                                                      ----------   ----------

NONINTEREST EXPENSE
    Compensation and employee benefits                   780,841      692,765
    Occupancy and equipment                              176,874      176,336
    Professional fees                                     63,021       43,449
    Data processing fees                                 131,562      119,007
    Supplies, printing, and postage                       50,301       32,993
    Advertising                                           62,582       40,405
    ATM processing fees                                   36,452       34,871
    Commission expense                                   429,573      377,506
    Other                                                237,036      165,445
                                                      ----------   ----------
           Total noninterest expense                   1,968,242    1,682,777
                                                      ----------   ----------

Income before income taxes                             1,397,793      791,051
Income taxes                                             489,000      295,000
                                                      ----------   ----------

NET INCOME                                            $  908,793   $  496,051
                                                      ==========   ==========

EARNINGS PER SHARE
    Basic                                             $     0.45   $     0.26
    Diluted                                                 0.42         0.24
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                              1,997,751    1,924,621
    Diluted                                            2,154,724    2,074,229


See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         Accumulated
                                                          Additional                       Other          Total
                                            Common         Paid-in        Retained      Comprehensive  Stockholders'   Comprehensive
                                             Stock         Capital        Earnings          Loss          Equity         Income
                                         --------------  -------------  -------------   -------------  -------------  --------------
                                                                                  (unaudited)
Balance, December 31, 2004               $     193,079   $ 14,339,979   $  3,139,165    $     (5,899)  $ 17,666,324

Net income                                                                   908,793                        908,793   $     908,793
Other comprehensive income:
    Unrealized loss on available for sale securities
    net of tax benefit of $2,648                                                              (5,139)        (5,139)         (5,139)
                                                                                                                      --------------
Comprehensive income                                                                                                  $     903,654
                                                                                                                      ==============
Stock Offering - 180,000 shares at $26 per share
    (net of offering expenses)                  18,000      4,523,434                                     4,541,434
                                         --------------  -------------  -------------   -------------  -------------

Balance, March 31, 2005                  $     211,079   $ 18,863,413   $  4,047,959    $    (11,038)  $ 23,111,413
                                         ==============  =============  =============   =============  =============


    See accompanying notes to the unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Three-months ended March 31,
                                                                        2005            2004
                                                                   ------------    ------------
                                                                           (unaudited)
OPERATING ACTIVITIES
     Net income                                                    $    908,793    $    496,051
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
         Provision for loan losses                                       62,000         110,000
         Depreciation, amortization, and accretion, net                 128,578         180,681
         Increase in accrued interest receivable                        (86,145)        (67,586)
         Increase in accrued interest payable                           127,833          53,236
         Other, net                                                    (143,420)        279,904
                                                                   ------------    ------------
         Net cash provided by operating activities                      997,639       1,052,286
                                                                   ------------    ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Proceeds from principal repayments and maturities              118,004         841,959
     Investment securities held to maturity:
         Purchases                                                   (9,119,951)    (10,855,899)
         Proceeds from principal repayments and maturities            3,731,514       5,214,013
     Net increase in loans receivable                                (6,783,055)    (12,510,284)
     Purchase of FHLB stock                                            (146,800)        (82,200)
     Purchase of premises and equipment                              (1,044,679)        (68,379)
                                                                   ------------    ------------
         Net cash used for investing activities                     (13,244,967)    (17,460,790)
                                                                   ------------    ------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                             (5,527,712)     16,772,862
     Net increase in short-term borrowings                            7,439,552         145,799
     Repayment of other borrowings                                      (58,267)        (54,768)
     Proceeds from the sale of common stock                           4,541,434               -
     Cash paid in lieu of fractional shares                                   -          (3,472)
                                                                   ------------    ------------
         Net cash provided by financing activities                    6,395,007      16,860,421
                                                                   ------------    ------------

         Increase (decrease) in cash and cash equivalents            (5,852,321)        451,917

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     15,582,576      14,953,286
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  9,730,255    $ 15,405,203
                                                                   ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid during the year for:
         Interest on deposits and borrowings                       $  1,360,798    $  1,250,137
         Income taxes                                                   137,500         336,500


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2005 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 2004, which are incorporated herein by reference to the Company's Annual Report on Form 10-KSB.

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


                                                       Three Months Ended
                                                             March 31,
                                                          2005       2004
                                                        --------   --------

Net income, as reported:                                $908,793   $496,051
Less proforma expense related
  to stock options                                        13,855     29,747
                                                        --------   --------
Proforma net income                                     $894,938   $466,304
                                                        ========   ========


Basic net income per common share:
     As reported                                        $   0.45   $   0.26
     Pro forma                                              0.45       0.24
Diluted net income per common share:
     As reported                                            0.42       0.24
     Pro forma                                              0.42       0.22

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended March 31, 2005 and 2004, the diluted number of shares outstanding from employee stock options was 156,973 and 149,608, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the three months ended March 31, 2005, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended March 31, 2005, comprehensive income totaled $903,654. For the three months ended March 31, 2004, comprehensive income totaled $512,845.

NOTE 4 - STOCK OFFERING

In November 2004, the Board of Directors approved a stock offering which was completed during the first quarter of 2005 to existing shareholders and to the public. As a result, 180,000 additional shares of the Company's stock were issued, common stock was increased by $18,000, and surplus was increased by $4,523,434, the net proceeds of the offering.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

In December 2004, FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

NOTE 6 - BUSINESS SEGMENTS

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

Selected segment information is included in the following tables:

                                                                           Investment
                                                                          Advisory and
                                                             Community      Product
                                                              Banking       Services       Consolidated
                                                          --------------  --------------  --------------
For the quarter ended March 31, 2005:

Interest income                                           $   3,990,276   $           -   $   3,990,276
Interest expense                                              1,488,631               -       1,488,631
                                                          --------------  --------------  --------------

Net interest income                                           2,501,645               -       2,501,645
Provision for loan losses                                        62,000               -          62,000
                                                          --------------  --------------  --------------

Net interest income after provision for loan losses           2,439,645               -       2,439,645
Noninterest income                                              228,621         697,769         926,390
Noninterest expense                                           1,398,284         569,958       1,968,242
                                                          --------------  --------------  --------------

Income before income taxes                                    1,269,982         127,811       1,397,793
Income taxes                                                    444,000          45,000         489,000
                                                          --------------  --------------  --------------

Net income                                                $     825,982   $      82,811   $     908,793
                                                          ==============  ==============  ==============

Intersegment revenues (expenses) included above           $     136,048   $    (136,048)  $           -
Goodwill                                                        799,217         964,014       1,763,231
Depreciation and amortization expense                            66,351             549          66,900
Total assets                                                305,722,950       1,184,759     306,907,709

                                                                           Investment
                                                                          Advisory and
                                                             Community      Product
                                                              Banking       Services       Consolidated
                                                          --------------  --------------  --------------
For the quarter ended March 31, 2004:

Interest income                                            $   3,164,265   $           -   $   3,164,265
Interest expense                                               1,303,373               -       1,303,373
                                                           --------------  --------------  --------------

Net interest income                                            1,860,892               -       1,860,892
Provision for loan losses                                        110,000               -         110,000
                                                           --------------  --------------  --------------

Net interest income after provision for loan losses            1,750,892               -       1,750,892
Noninterest income                                               156,191         566,745         722,936
Noninterest expense                                            1,181,655         501,122       1,682,777
                                                           --------------  --------------  --------------

Income before income taxes                                       725,428          65,623         791,051
Income taxes                                                     272,000          23,000         295,000
                                                           --------------  --------------  --------------

Net income                                                 $     453,428   $      42,623   $     496,051
                                                           ==============  ==============  ==============

Intersegment revenues (expenses) included above            $    (119,048)  $     119,048   $           -
Goodwill                                                         799,217         964,014       1,763,231
Depreciation and amortization expense                             63,753             555          64,308
Total assets                                                 265,028,907       1,185,875     266,214,782


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

Overview

Nittany Financial Corp. ("Nittany") is a unitary thrift holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At March 31, 2005, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

     o Nittany Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with two offices in State College, Pennsylvania. Two additional offices were opened in State College in August 2000 and January 2002. A lease was signed in June 2004 for a historic property in downtown Bellefonte, Pennsylvania, a neighboring community to State College, which opened as the fifth branch in February 2005. The Bank formed a Delaware investment company called FTF Investments Inc. during the first quarter of 2004 to aid in asset utilization.

     o Nittany Asset Management, Inc. was formed in May 1999 primarily to offer investment products and services to retail customers. The subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania.

     o On January 1, 2003, Nittany Financial Corp. acquired Vantage Investment Advisors, LLC ("Vantage"). Vantage is a registered investment advisor which currently manages investment assets of approximately $300 million. This subsidiary is also headquartered at 2541 East College Avenue in State College.

Our retail business is conducted principally through Nittany Bank. Nittany Bank provides a wide range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At March 31, 2005, we had consolidated assets of $307 million, loans receivable (net of allowance for loan losses) of $242 million, deposits of $253 million, and stockholders' equity of $23 million. Net income for the quarter ended March 31, 2005 increased $412,700 to $908,800 or $0.42 per diluted share from $496,100 or $0.24 per diluted share for the same period in 2004. This included an income tax expense of $489,000 for the 2005 quarter compared to $295,000 for the 2004 quarter.

COMPARISON OF FINANCIAL CONDITION

Total assets increased $7,672,000 to $306,907,700 at March 31, 2005 from $299,235,700 at December 31, 2004. Strong growth in residential and commercial real estate loans resulted in an increase in net loans receivable of $6,723,100 which were funded mainly through Federal Home Loan Bank borrowings. Total assets included $1.8 million of intangible assets from the acquisition of Vantage and the Bank's original core deposits. These intangibles are not currently being amortized.

Cash and cash equivalents decreased $5,852,300 at March 31, 2005 as compared to December 31, 2004. This decrease resulted from growth in loan demand which exceeded deposits during the quarter. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB short term advances, and the portion of the investment and loan portfolios which mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment securities available for sale decreased to $1,956,900 at March 31, 2005 from $2,084,200 at December 31, 2004 and investment securities held to maturity increased to $42,817,600 at March 31, 2005 from $37,491,300 at December 31, 2004. The increase in the investment securities held to maturity portfolio resulted primarily from the investment of cash held at Nittany Bank's FTF Investments Inc. subsidiary.

Net loans receivable increased $6,723,100 to $242,151,700 at March 31, 2005 from $235,428,600 at December 31, 2004. The increase in net loans receivable resulted from the strong real estate market in the Company's market area, and low market interest rates. At March 31, 2005, one to four family residential mortgage balances grew by $5,160,300 to $161,883,300 from $156,723,000 at December 31,
2004 and commercial real estate loans grew by $3,432,900 during the same time period. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. As of March 31, 2005, the Company had additional commitments to fund loan demand of $12,522,000 of which approximately $4,974,000 relates to commercial customers.

At March 31, 2005, the Company's allowance for loan losses increased by $62,100 to $2,260,400 from $2,198,300 at December 31, 2004. The increase resulted from an additional loan loss provision of $62,000 needed for the growth in loans during the quarter which were offset by a few recoveries of previous charge-offs.

The additions to the allowance for loan losses are based upon a careful analysis by management of loan data. Because the Company has incurred very little loan losses in its five-year history, management must base its determination upon such factors as the Company's volume and the type of loans that it originates, the amount and trends relating to its delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in its portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio at March 31, 2005, there can be no assurance that additional losses will not be incurred in future periods.


The table below outlines the Company's past due loans as of March 31, 2005:

----------------- --------------------------------------------------------------------
                                                > 90 Days Past Due -   > 90 Days Past
                                   Total Loan      Due -  Number         Due - Balance
                    # of Loans      Balance          of Loans              of Loans
----------------- --------------------------------------------------------------------
Personal Loans             363      6,046,600                1                  9,700
----------------- --------------------------------------------------------------------
Credit
Line Loans                 452      4,564,200                2                 37,800
----------------- --------------------------------------------------------------------
Business Loans             188     13,107,200                3                181,300
----------------- --------------------------------------------------------------------
Real
Estate Loans             1,307    218,433,700                1                 80,900
----------------- --------------------------------------------------------------------
      Total              2,310    242,151,700                7                309,700
----------------- --------------------------------------------------------------------

Total deposits decreased by $5,527,700 to $252,743,200 at March 31, 2005 as compared to $258,270,900 at December 31, 2004. The Nittany Savings deposit account deposit is a competitively priced deposit account which comprises approximately 59% of total deposits at March 31, 2005. During the quarter, Management made the decision to not retain selected higher yielding deposits during the rise in short term rates that did not compliment the overall funding strategy of the Bank. Time deposits increased by $10,863,600 for the quarter, mainly in the variable rate products tied to prime rate, which partially offset the decline of $9,179,900 in the Nittany Savings account and $8,936,400 in money market accounts. Non-interest bearing demand deposits increased to $11,956,700 at March 31, 2005 from $10,668,800 at December 31, 2004 which helped the net interest margin. Short term borrowing from the Federal Home Loan Bank in Pittsburgh, with very competitive market rates, were used to offset funding gaps caused by the decline in deposits.

Stockholder's equity increased to $23,111,400 at March 31, 2005 from $17,666,300 at December 31, 2004 because of net income of $908,800, the stock offering of 180,000 shares at $26 per share during the quarter, and minor fluctuations in the market value of available for sale securities.

Average Balance Sheet for March 31, 2005

The following tables set forth certain information relating to the Company's quarterly average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from average daily balances.

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

a.  Nittany   Financial   Quarterly   Average  Balance  Sheet  and  Supplemental
    Information:

                                                                          For the period ended
                                               ------------------------------------------------------------------------
                                                           3/31/2005                           3/31/2004
                                               ----------------------------------   -----------------------------------
                                                                          (3)                                   (3)
                                                Average   Annualized    Average      Average   Annualized     Average
                                                Balance    Interest    Yield/Cost    Balance    Interest     Yield/Cost
                                                -------   ----------   ----------    -------   ----------    ----------
                                                      (Dollars in thousands)              (Dollars in thousands)
Interest-earning assets:
  Loans receivable                             $240,154       $3,528      5.88%     $188,661       $2,758       5.85%
  Investments securities                         43,704          382      4.06%       48,753          391       3.73%
  Interest-bearing dep. with other banks         12,341           80      2.59%        8,409           15       0.71%
                                               --------  -----------   -------      --------   ----------   --------
Total interest-earning assets                   296,199        3,990      5.47%      245,824        3,164       5.25%
                                                         -----------                           ----------
Noninterest-earning assets                        7,086                                8,782
Allowance for loan losses                        (2,218)                              (1,751)
                                               --------                             --------
Total assets                                   $301,066                             $252,854

Interest-bearing liabilities:
  Interest - bearing demand deposits            $22,822           48      0.85%      $19,139           39       0.83%
  Money market deposits                          40,800          211      2.06%       34,466          184       2.13%
  Savings deposits                              154,466          769      1.99%      144,343          772       2.14%
  Certificates of deposit                        28,991          229      3.16%       21,637          165       3.05%
  Advances from FHLB                             22,584          232      4.10%        9,829          144       5.85%
                                               --------  -----------   -------      --------   ----------   --------
Total interest-bearing liabilities              269,663        1,489      2.21%      229,414        1,304       2.27%
                                               --------  -----------                --------   ----------   --------
Noninterest-bearing liabilities
  Demand deposits                                10,382                                7,665
  Other liabilities                               1,256                                  633
Stockholders' equity                             19,765                               15,143
Total liabilities and stockholders' equity     $301,066                             $252,854
                                               ========                             ========
Net interest income                                           $2,501                               $1,860
                                                         ============                          ==========
Interest rate spread (1)                                                  3.26%                                 2.98%
Net yield on interest-earning assets (2)                                  3.46%                                 3.13%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                  109.84%                               107.15%

-------------------
(1) Interest rate spread represents the difference between the avg. yield on interest-earning assets and the avg. cost of interest-bearing liabilities
(2) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(3) Average yields are computed using annualized interest income and expense for the periods.

RESULTS OF OPERATIONS

Net income was $908,800 for the three months ended March 31, 2005, an increase of $412,700 as compared to the same period ended 2004. The increase is primarily due to increases in net interest income and noninterest income of $640,700 and $203,500, respectively, which were offset by increases in noninterest expense and taxes. Basic and diluted earnings per share increased to $0.45 and $0.42 per share, respectively for the three months period ended March 31, 2005 compared to $0.26 and $0.24 per share, respectively, for the three month period ended March 31, 2004.

Net interest income for the three months ended March 31, 2005 was $2,501,600 as compared to $1,860,900 for the same period ended 2004. Interest income increased $826,000 for 2005 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $770,100. The increase in interest income was the result of an increase of $50,375,000 in average balances of interest-earning assets that primarily resulted from a $51,493,000 increase in the average balance of loans receivable. The yield on interest earning assets increased to 5.47% for the three months ended March 31, 2005 from 5.25% for the same period ended 2004 due to increasing interest rates during the quarter. There were significant increases in residential real estate lending plus the yield on the loans receivable increased 3 basis points in 2005 as compared to 2004.

Interest expense increased by $185,200 for the three months ended March 31, 2005 as compared to the prior year period and was influenced primarily by an increase in interest expense on deposits as decreases in deposit balances were partially offset by higher rates. This increase was primarily attributable to an increase in the average balance of interest-bearing deposits of $27,494,000. The average balance of savings deposit accounts increased by $10,123,000 but the average rate decreased by 15 basis points when compared to the same period in 2004. The cost of funds decreased to 2.21% for the three month period ended March 31, 2005 from 2.27% for the same period ended 2004 as a result of a increases in market interest rate levels, a increase in the rates paid on deposits, and a greater use of our Federal Home Loan Bank overnight borrowing capabilities.

As a result of an increase in the average yield on interest earning assets, the Bank's quarterly net interest margin increased by 33 basis points to 3.46% from 3.13% at March 31, 2004, a period of interest rate volatility.

Total noninterest income for the three months ended March 31, 2005 increased $203,500 as compared to the same period ended 2004. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, overdraft privilege fees, along with fee income derived from asset management services and related commissions. Service fees on deposit accounts increased $18,500 have increased as the number of accounts and the volume of transactions have increased. Additionally, for the three-months ended March 31, 2005, commissions and management fees from Vantage and Nittany Asset Management increased by $131,000 over the same period of 2004.

Total noninterest expenses increased $285,400 for the three months ended March 31, 2005, as compared to the same period ended 2004. The increase in total noninterest expenses for the current period was primarily related to the larger organization that resulted from opening of the new branch in Bellefonte last year as well as the related marketing efforts to increase visibility within the Company's market area, annual merit increases and bonuses given to employees, and data processing expenses. Vantage paid $429,600 of independent investment solicitors' fees for the quarter as compared to $377,500 for the same period in 2004 due to the growth in assets under management.

Income tax expense of $489,000 was recognized in the first quarter of 2005, compared to $295,000 for the same period of 2004. The purchase of approximately $15 million in high quality municipal bonds and the formation of a Delaware investment company in 2004, have helped to reduce our effective tax rate.

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

Nittany's liquid assets consist of cash and cash equivalents, and investment securities classified as available for sale. The level of these assets is dependent on Nittany's operating, investing, and financing activities during any given period. At March 31, 2005, cash and cash equivalents totaled $9.7 million or 3% of total assets while investment securities classified as available for sale totaled $1,956,900. Management believes that the liquidity needs of Nittany are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB advances, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable Nittany to meet cash obligations and off-balance sheet commitments as they come due.

Operating activities provided net cash of $997,600 for the three month period ended March 31, 2005, generated principally from net income of $908,800 million. Also contributing to operating activities was provision for loan losses and depreciation, amortization, and accretion of $62,000 and $128,578, respectively.

Investing activities consist primarily of loan originations and repayments and investment purchases and maturities. These cash usages primarily consisted of loan originations of $6.8 million for the three months ended March 31, 2005, as well as investment purchases of $9.1 million for the same time period. Partially offsetting the usage of investment activities is $3.7 million of proceeds from investment security maturities and repayments for the same time period.

Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and proceeds from the sale of common stock. During the three month period ending March 31, 2005, net cash provided by financing activities totaled $6.4 million, principally derived from the stock offering during the quarter (180,000 shares at $26 per share) plus short term borrowings from the Federal Home Loan Bank of Pittsburgh. Also contributing to this influx of cash was proceeds from short term borrowings of $7.4 million.

Nittany's primary source of capital has been common stock offerings and retained earnings. Historically, Nittany has generated net retained income to support normal growth and expansion. Management has developed a capital planning policy to not only ensure compliance with regulations, but also to ensure capital adequacy for future expansion.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and tangible capital ratios in order to assess compliance with regulatory guidelines. At March 31, 2005, both the Company and the Bank exceeded the minimum risk-based and tangible capital ratio requirements. The Company's and the Bank's risk-based, Tier I risk-based, and tangible capital ratios are 13.6%, 12.4%, 7.0% and 13.5%, 12.3%, 6.9%, respectively, at March 31, 2005.

Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
as of March 31, 2005, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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



               31.2 Certification  Pursuant  to  Section  302 of the  Securities
                    Exchange Act of 1934 - Gary M. Bradley
               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.
               99.1 Independent Accountants' Report

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


                                 Nittany Financial Corp.


Date:    May 13, 2005            By: /s/ David Z. Richards
                                     -------------------------------------------
                                     David Z. Richards
                                     President and Chief Executive Officer



Date:    May 13, 2005            By: /s/ Gary M. Bradley
                                     -------------------------------------------
                                     Gary M. Bradley
                                     Vice President and Chief Accounting Officer