Form 10QSB
period 2005-06-30
NITTANY FINANCIAL CORP
filed 2005-08-15
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

-----
  X   QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT
-----                               OF 1934

      For the quarterly period ended June 30, 2005

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

                  Class: Common Stock, par value $.10 per share
                     Outstanding at August 12, 2005:  2,133,649

                             NITTANY FINANCIAL CORP.

                                      INDEX


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

PART I  -  FINANCIAL INFORMATION

    Item 1.       Financial Statements

                      Consolidated Balance Sheet (Unaudited) as of                                       3
                          June 30, 2005 and December 31, 2004

                      Consolidated Statement of Income (Unaudited)
                          for the Three and Six Months ended June 30, 2005 and 2004                      4

                      Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                          for the Six Months ended June 30, 2005                                         5

                      Consolidated Statement of Cash Flows (Unaudited)
                          for the Six Months ended June 30, 2005 and 2004                                6

                      Notes to Unaudited Consolidated Financial Statements                               7

    Item 2.       Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                                  13

    Item 3.       Controls and Procedures                                                                21

PART II  -  OTHER INFORMATION

    Item 1.       Legal Proceedings                                                                      21

    Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                            21

    Item 3.       Defaults Upon Senior Securities                                                        21

    Item 4.       Submission of Matters to a Vote of Security Holders                                    21

    Item 5.       Other Information                                                                      21

    Item 6.       Exhibits and Reports on Form 8 - K                                                     22

SIGNATURES                                                                                               23

CERTIFICATIONS

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                      June 30,       December 31,
                                                                        2005             2004
                                                                    -------------    -------------
                                                                             (unaudited)
ASSETS
     Cash and due from banks                                        $   1,128,445    $   1,094,763
     Interest-bearing deposits with other banks                        10,328,376       14,487,813
                                                                    -------------    -------------
     Cash and cash equivalents                                         11,456,821       15,582,576
     Investment securities available for sale                           1,836,667        2,084,223
     Investment securities held to maturity (estimated
       market value of $41,256,706 and $37,502,230)                    41,317,729       37,491,341
     Loans receivable (net of allowance for loan losses
       of $2,377,483 and $2,198,235)                                  260,249,369      235,428,568
     Premises and equipment                                             3,935,558        2,609,528
     Federal Home Loan Bank stock                                       3,652,600        2,066,100
     Intangible assets                                                  1,763,231        1,763,231
     Accrued interest and other assets                                  2,304,863        2,210,133
                                                                    -------------    -------------

             TOTAL ASSETS                                           $ 326,516,838    $ 299,235,700
                                                                    =============    =============

LIABILITIES
     Deposits:
         Noninterest-bearing demand                                 $  12,377,899    $  10,668,777
         Interest-bearing demand                                       28,776,001       25,614,681
         Money market                                                  25,267,055       43,191,121
         Savings                                                      138,851,337      157,200,274
         Time                                                          36,807,492       21,596,027
                                                                    -------------    -------------
            Total deposits                                            242,079,784      258,270,880
     Short-term borrowings                                             54,437,108       14,838,231
     Other borrowings                                                   5,063,168        7,180,612
     Accrued interest payable and other liabilities                     1,331,451        1,279,653
                                                                    -------------    -------------

             TOTAL LIABILITIES                                        302,911,511      281,569,376
                                                                    -------------    -------------

STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                                 --               --
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 2,113,738 and 1,930,794 issued and outstanding         211,374          193,079
     Additional paid-in capital                                        18,873,040       14,339,979
     Retained earnings                                                  4,537,865        3,139,165
     Accumulated other comprehensive loss                                 (16,952)          (5,899)
                                                                    -------------    -------------

             TOTAL STOCKHOLDERS' EQUITY                                23,605,327       17,666,324
                                                                    -------------    -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 326,516,838    $ 299,235,700
                                                                    =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                  Three-months Ended June 30,    Six-months Ended June 30,
                                                     2005            2004            2005         2004
                                                  ----------      ----------      ----------   ----------
                                                          (unaudited)                    (unaudited)
INTEREST AND DIVIDEND INCOME
     Loans, including fees                        $3,792,599      $3,009,369      $7,320,504   $5,767,209
     Interest-bearing deposits with other banks       22,945           9,840         103,106       25,206
     Investment securities                           454,892         351,957         837,102      743,016
                                                  ----------      ----------      ----------   ----------
             Total interest and dividend income    4,270,436       3,371,166       8,260,712    6,535,431
                                                  ----------      ----------      ----------   ----------
INTEREST EXPENSE
     Deposits                                      1,254,228       1,146,837       2,511,171    2,306,537
     Short-term borrowings                           331,406          37,939         427,276       63,105
     Other borrowings                                 54,905         100,598         190,723      219,105
                                                  ----------      ----------      ----------   ----------
             Total interest expense                1,640,539       1,285,374       3,129,170    2,588,747
                                                  ----------      ----------      ----------   ----------

NET INTEREST INCOME                                2,629,897       2,085,792       5,131,542    3,946,684

Provision for loan losses                            168,000         194,000         230,000      304,000
                                                  ----------      ----------      ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                     2,461,897       1,891,792       4,901,542    3,642,684
                                                  ----------      ----------      ----------   ----------

NONINTEREST INCOME
     Service fees on deposit accounts                176,679         174,307         341,246      320,368
     Asset management fees and commissions           725,882         592,471       1,423,652    1,159,216
     Secondary market fees                            75,675          39,119         118,918       47,387
     Other                                            36,273           5,417          57,083        7,279
                                                  ----------      ----------      ----------   ----------
             Total noninterest income              1,014,509         811,314       1,940,899    1,534,250
                                                  ----------      ----------      ----------   ----------

NONINTEREST EXPENSE
     Compensation and employee benefits              674,347         745,230       1,455,188    1,437,995
     Occupancy and equipment                         199,562         177,793         376,436      354,129
     Professional fees                                63,743          51,349         126,764       94,798
     Data processing fees                            141,881         111,164         273,443      230,171
     Supplies, printing, and postage                  33,681          31,938          83,982       64,931
     Advertising                                      51,771          37,723         114,353       78,128
     ATM processing fees                              36,906          34,982          73,358       69,853
     Solicitor fees                                  443,584         361,331         873,157      738,837
     Other                                           253,560         174,724         490,596      340,169
                                                  ----------      ----------      ----------   ----------
             Total noninterest expense             1,899,035       1,726,234       3,867,277    3,409,011
                                                  ----------      ----------      ----------   ----------
Income before income taxes                         1,577,371         976,872       2,975,164    1,767,923
Income taxes                                         559,030         339,000       1,048,030      634,000
                                                  ----------      ----------      ----------   ----------

NET INCOME                                        $1,018,341      $  637,872      $1,927,134   $1,133,923
                                                  ==========      ==========      ==========   ==========

DIVIDENDS PER SHARE                               $     0.25             N/A      $     0.25          N/A
EARNINGS PER SHARE
     Basic                                        $     0.48       $    0.33      $     0.94   $    0.59
     Diluted                                            0.45            0.31            0.87        0.55
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                         2,111,729       1,924,621       2,055,054   1,924,621
     Diluted                                       2,267,408       2,080,803       2,211,381   2,077,516

     See accompanying notes to unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         Accumulated
                                                          Additional                       Other          Total
                                            Common         Paid-in        Retained      Comprehensive  Stockholders'   Comprehensive
                                             Stock         Capital        Earnings          Loss          Equity         Income
                                         --------------  -------------  -------------   -------------  -------------  --------------
                                                                                  (unaudited)
Balance, December 31, 2004               $     193,079   $ 14,339,979   $  3,139,165    $     (5,899)  $ 17,666,324

Net income                                                                 1,927,134                      1,927,134   $   1,927,134
Other comprehensive income:
    Unrealized loss on available
    for sale securities
    net of tax benefit of $5,692                                                             (11,053)       (11,053)        (11,053)
                                                                                                                      --------------
Comprehensive income                                                                                                  $   1,916,081
                                                                                                                      ==============
Cash dividend ($0.25 per share)                                             (528,434)                      (528,434)
Stock Offering - 180,000 shares
    at $26 per share
    (net of offering expenses)                  18,000      4,516,163                                     4,534,163
Exercise of stock options                          295         16,898                                        17,193
                                         --------------  -------------  -------------   -------------  -------------

Balance, June 30, 2005                   $     211,374   $ 18,873,040   $  4,537,865    $    (16,952)  $ 23,605,327
                                         ==============  =============  =============   =============  =============

     See accompanying notes to unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Six-months ended June 30,
                                                                       2005            2004
                                                                   ------------    ------------
                                                                              (unaudited)
OPERATING ACTIVITIES
     Net income                                                    $  1,927,134    $  1,133,923
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
         Provision for loan losses                                      230,000         304,000
         Depreciation, amortization, and accretion, net                 252,562         389,880
         Increase in accrued interest receivable                        (88,736)        (92,398)
         Increase in accrued interest payable                           293,758           3,577
         Other, net                                                    (242,262)        276,734
                                                                   ------------    ------------
         Net cash provided by operating activities                    2,372,456       2,015,716
                                                                   ------------    ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
         Purchases                                                           --         (80,881)
         Proceeds from principal repayments and maturities              227,803       1,674,415
     Investment securities held to maturity:
         Purchases                                                  (10,128,113)    (37,198,347)
         Proceeds from principal repayments and maturities            6,180,205      34,272,474
     Net increase in loans receivable                               (25,041,667)    (31,168,568)
     Purchase of FHLB stock                                          (2,560,600)       (597,400)
     Proceeds from sale of FHLB stock                                   974,100         184,700
     Purchase of premises and equipment                              (1,463,198)        (81,209)
                                                                   ------------    ------------
         Net cash used for investing activities                     (31,811,470)    (32,994,816)
                                                                   ------------    ------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                            (16,191,096)     22,222,012
     Net increase in short-term borrowings                           39,598,877       4,681,745
     Proceeds from other borrowings                                          --       1,350,000
     Repayment of other borrowings                                   (2,117,444)       (110,391)
     Proceeds from the sale of common stock                           4,534,163              --
     Proceeds from exercise of stock options                             17,193              --
     Cash dividends paid                                               (528,434)             --
     Cash paid in lieu of fractional shares                                  --          (3,472)
                                                                   ------------    ------------
         Net cash provided by financing activities                   25,313,259      28,139,894
                                                                   ------------    ------------

         Increase in cash and cash equivalents                       (4,125,755)     (2,839,206)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     15,582,576      14,953,286
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 11,456,821    $ 12,114,080
                                                                   ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURE Cash paid during the year for:
         Interest on deposits and borrowings                       $  2,835,412    $  2,585,170
         Income taxes                                                 1,180,000         659,000

     See accompanying notes to unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2005 or any other future interim period.

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


                                           Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                            2005         2004         2005         2004
                                         ----------   ----------   ----------   ----------

Net income, as reported:                 $1,018,341   $  637,872   $1,927,134   $1,133,923

Less proforma expense related
  to stock options                           13,855       29,747       27,710       59,494

                                         ----------   ----------   ----------   ----------
Proforma net income                      $1,004,486   $  608,125   $1,899,424   $1,074,429
                                         ==========   ==========   ==========   ==========


Basic net income per common share:
     As reported                         $     0.48   $     0.33   $     0.94   $     0.59
     Pro forma                                 0.48         0.32         0.92         0.56
Diluted net income per common share:
     As reported                         $     0.45   $     0.31   $     0.87   $     0.55
     Pro forma                                 0.44         0.29         0.86         0.52

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended June 30, 2005 and 2004, the diluted number of shares outstanding from employee stock options was 155,679 and 156,182, respectively. For the six months ended June 30, 2005 and 2004, the diluted number of shares outstanding from employee stock options was 156,327 and 152,895, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the six months ended June 30, 2005, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended June 30, 2005 and 2004, comprehensive income totaled $1,012,427 and $619,879, respectively. For the six months ended June 30, 2004, comprehensive income totaled $1,132,721.

NOTE 4 - STOCK OFFERING

In November 2004, the Board of Directors approved a stock offering which was completed during the first quarter of 2005 to existing shareholders and to the public. As a result, 180,000 additional shares of the Company's stock were issued, common stock was increased by $18,000, and surplus was increased by $4,516,163, the net proceeds of the offering. The offering was completed in the first quarter but a few of the expenses of the offering were paid in the second quarter.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's financial condition, results of operations, and cash flows.

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

NOTE 6 - BUSINESS SEGMENTS

The Company operates two reportable segments: community banking and investment advisory and product services. The Company's community banking segment offers services traditionally offered by full-service commercial banks, including commercial mortgage, residential real estate, and consumer loan financing, as well as commercial demand, individual demand, and time deposit services to its customers. The investment advisory and product services segment offers fee based investment management services and alternative investment products. Asset management fees are primarily recognized as the services are performed. Asset management fees are generally based on a percentage of the fair value of the assets under management and performance fees are generally based on a percentage of the returns on such assets.

Selected segment information is included in the following tables:

                                                                                    Investment
                                                                                   Advisory and
                                                               Community             Product
                                                                Banking              Services          Consolidated
                                                           -------------------  -------------------  ------------------
For the quarter ended June 30, 2005:

Interest income                                            $        4,270,436   $                -   $       4,270,436
Interest expense                                                    1,640,539                    -           1,640,539
                                                           -------------------  -------------------  ------------------

Net interest income                                                 2,629,897                    -           2,629,897
Provision for loan losses                                             168,000                    -             168,000
                                                           -------------------  -------------------  ------------------

Net interest income after provision for loan losses                 2,461,897                    -           2,461,897
Noninterest income                                                    288,252              726,257           1,014,509
Noninterest expense                                                 1,322,993              576,042           1,899,035
                                                           -------------------  -------------------  ------------------

Income before income taxes                                          1,427,156              150,215           1,577,371
Income taxes                                                          559,030                    -             559,030
                                                           -------------------  -------------------  ------------------

Net income                                                 $          868,126   $          150,215   $       1,018,341
                                                           ===================  ===================  ==================

Intersegment revenues (expenses) included above            $          136,795   $         (136,795)  $               -
Goodwill                                                              799,217              964,014           1,763,231
Depreciation and amortization expense                                  69,712                  556              70,268
Total assets                                                      325,324,175            1,192,663         326,516,838


                                                                                    Investment
                                                                                   Advisory and
                                                               Community             Product
                                                                Banking              Services          Consolidated
                                                           -------------------  -------------------  ------------------
For the quarter ended June 30, 2004:

Interest income                                            $        3,371,166   $                -   $       3,371,166
Interest expense                                                    1,285,374                    -           1,285,374
                                                           -------------------  -------------------  ------------------

Net interest income                                                 2,085,792                    -           2,085,792
Provision for loan losses                                             194,000                    -             194,000
                                                           -------------------  -------------------  ------------------

Net interest income after provision for loan losses                 1,891,792                    -           1,891,792
Noninterest income                                                    218,843              592,471             811,314
Noninterest expense                                                 1,234,476              491,758           1,726,234
                                                           -------------------  -------------------  ------------------

Income before income taxes                                            876,159              100,713             976,872
Income taxes                                                          339,000                    -             339,000
                                                           -------------------  -------------------  ------------------

Net income                                                 $          537,159   $          100,713   $         637,872
                                                           ===================  ===================  ==================

Intersegment revenues (expenses) included above            $          127,587   $         (127,587)  $               -
Goodwill                                                              799,217              964,014           1,763,231
Depreciation and amortization expense                                  65,663                  556              66,219
Total assets                                                      277,068,153            1,030,185         278,098,338

                                                                                     Investment
                                                                                    Advisory and
                                                           Community                  Product
                                                            Banking                   Services                Consolidated
                                                     ----------------------     ---------------------     ---------------------

Year to Date - June 30, 2005

Interest income                                      $           8,260,712      $                  0      $          8,260,712
Interest expense                                                 3,129,170                         0                 3,129,170
                                                     ----------------------     ---------------------     ---------------------

Net interest income                                              5,131,542                         0                 5,131,542
Provision for loan losses                                          230,000                         0                   230,000
                                                     ----------------------     ---------------------     ---------------------

Net interest income after provision for loan losses              4,901,542                         0                 4,901,542
Noninterest income                                                 516,873                 1,424,026                 1,940,899
Noninterest expense                                              2,721,277                 1,146,000                 3,867,277
                                                     ----------------------     ---------------------     ---------------------

Income before income taxes                                       2,697,138                   278,026                 2,975,164
Income taxes                                                     1,048,030                         0                 1,048,030
                                                     ----------------------     ---------------------     ---------------------

Net income                                           $           1,649,108      $            278,026      $          1,927,134
                                                     ======================     =====================     =====================

Intersegment revenues (expenses) included above      $             272,843      $           (272,843)     $                  0
Goodwill                                                           799,217                   964,014                 1,763,231
Depreciation and amortization expense                              136,063                     1,105                   137,168
Total assets                                                   325,324,175                 1,192,663               326,516,838


                                                                               Investment
                                                                              Advisory and
                                                   Community                    Product
                                                    Banking                     Services                  Consolidated
                                              ---------------------       ---------------------       ---------------------
Year to Date - June 30, 2004

Interest income                               $          6,535,431        $                  0        $          6,535,431
Interest expense                                         2,588,747                           0                   2,588,747
                                              ---------------------       ---------------------       ---------------------

Net interest income                                      3,946,684                           0                   3,946,684
Provision for loan losses                                  304,000                           0                     304,000
                                              ---------------------       ---------------------       ---------------------

Net interest income after provision for loan losses      3,642,684                           0                   3,642,684
Noninterest income                                         375,034                   1,159,216                   1,534,250
Noninterest expense                                      2,416,131                     992,880                   3,409,011
                                              ---------------------       ---------------------       ---------------------

Income before income taxes                               1,601,587                     166,336                   1,767,923
Income taxes                                               611,000                           0                     634,000
                                              ---------------------       ---------------------       ---------------------

Net income                                    $            990,587        $            143,336        $          1,133,923
                                              =====================       =====================       =====================

Intersegment revenues (expenses) included
  above                                       $            246,635        $           (246,635)       $                  0
Goodwill                                                   799,217                     964,014                   1,763,231
Depreciation and amortization expense                      129,416                       1,111                     130,527
Total assets                                           277,068,153                   1,030,185                 278,098,338

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

Overview

Nittany Financial Corp. ("Nittany") is a unitary thrift holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At June 30, 2005, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

     o Nittany Bank commenced banking operations in October 1998 as a federally-insured federal savings bank with headquarters State College, Pennsylvania. The Bank currently has four offices currently operating in State College plus an office which opened in February of this year in a historic property in Bellefonte, Pennsylvania, a neighboring community. The Bank formed a Delaware investment company called FTF Investments Inc. during 2004 to aid in asset utilization.

     o Nittany Asset Management, Inc. was formed in May 1999 primarily to offer investment products and services to retail customers. The subsidiary is headquartered at 2541 East College Avenue, State College, Pennsylvania.

     o In 2003, Nittany Financial Corp. acquired Vantage Investment Advisors, LLC ("Vantage"). Vantage is a registered investment advisor which currently manages investment assets of approximately $310 million. This subsidiary is also headquartered at 2541 East College Avenue in State College.

Our retail business is conducted principally through Nittany Bank. Nittany Bank provides a wide range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At June 30, 2005, we had consolidated assets of $327 million, loans receivable (net of allowance for loan losses) of $260 million, deposits of $242 million, and stockholders' equity of $24 million. Net income for the quarter ended June 30, 2005 increased $380,400 to $1,018,300 or $0.45 per diluted share from $637,900 or $0.31 per diluted share for the same period in 2004. This included an income tax expense of $559,000 for the 2005 quarter compared to $339,000 for the 2004 quarter.

COMPARISON OF FINANCIAL CONDITION

Total assets increased $27,281,100 to $326,516,800 at June 30, 2005 from $299,235,700 at December 31, 2004. Strong growth in residential and commercial real estate loans resulted in an increase in net loans receivable of $24,820,800 which were funded mainly through Federal Home Loan Bank borrowings.

Cash and cash equivalents decreased $4,125,800 at June 30, 2005 as compared to December 31, 2004. This decrease resulted from growth in loan demand which exceeded deposits during the quarter. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB short term advances, and the portion of the investment and loan portfolios whose scheduled principal payments and maturities occur within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment securities available for sale decreased to $1,836,700 at June 30, 2005 from $2,084,200 at December 31, 2004 and investment securities held to maturity increased to $41,317,700 at June 30, 2005 from $37,491,300 at December 31, 2004. The increase in the investment securities held to maturity portfolio resulted primarily from the investment of cash held at Nittany Bank's FTF Investments Inc. subsidiary.

Net loans receivable increased $24,820,800 to $260,249,400 at June 30, 2005 from $235,428,600 at December 31, 2004. The increase in net loans receivable resulted from the strong real estate market in the Company's market area, and low market interest rates. At June 30, 2005, one to four family residential mortgage balances grew by $16,675,700 to $173,398,700 from $156,723,000 at December 31,
2004 and commercial real estate loans grew by $9,689,800 during the same time period. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. As of June 30, 2005, the Company had additional commitments to fund loan demand of $12,557,000 of which approximately $4,823,000 relates to commercial customers.

At June 30, 2005, the Company's allowance for loan losses increased by $179,200 to $2,377,500 from $2,198,300 at December 31, 2004. The increase resulted from an additional loan loss provision of $230,000 needed for the growth in loans during the quarter which were offset by a partial chargeoff of $52,000 and a few recoveries of previous charge-offs.

The additions to the allowance for loan losses are based upon a careful analysis by management of loan data. Because the Company has incurred very little loan losses in its five-year history, management must base its determination upon such factors as the Company's volume and the type of loans that it originates, the amount and trends relating to its delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in its portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio at June 30, 2005, there can be no assurance that additional losses will not be incurred in future periods.

The table below outlines the Company's past due loans as of June 30, 2005:

----------------------------------------------------------------------------------------------------------------------
                                                                         > 90 Days Past Due -   > 90 Days Past Due -
                                                       Total Loan           Number of Loans       Balance of Loans
                               # of Loans               Balance
--------------------------------------------------------------------------------------------------------------------
Personal Loans                        367               7,823,800                  1                  8,800
--------------------------------------------------------------------------------------------------------------------
Credit
Line Loans                            454               5,080,100                  2                 37,700
--------------------------------------------------------------------------------------------------------------------
Business Loans                        189              12,248,700                  2                 73,500
--------------------------------------------------------------------------------------------------------------------
Real
Estate Loans                        1,401             237,474,300                  1                 29,900
--------------------------------------------------------------------------------------------------------------------
      Total                         2,411             262,626,900                  6                149,900
--------------------------------------------------------------------------------------------------------------------

                                       15

Total deposits decreased by $16,191,100 to $242,079,800 at June 30, 2005 as compared to $258,270,900 at December 31, 2004. The Nittany Savings deposit account is a competitively priced deposit account which comprises approximately 57% of total deposits at June 30, 2005. During the quarter, a large escrow account was distributed and also Management made the decision to not retain selected higher yielding deposits during the rise in short term rates that did not compliment the overall funding strategy of the Bank. Time deposits increased by $15,211,500 for the year, mainly in the variable rate products tied to prime rate, which partially offset the decline of $18,348,900 in the Nittany Savings account and $17,924,100 in money market accounts. Non-interest bearing demand deposits increased to $12,377,900 at June 30, 2005 from $10,668,800 at December 31, 2004 which helped the net interest margin. Short term borrowing from the Federal Home Loan Bank in Pittsburgh, with very competitive market rates, were used to offset funding gaps caused by the decline in deposits. It should be noted that the number of new deposit accounts remained steady during the six month and three month period.

Stockholder's equity increased to $23,605,300 at June 30, 2005 from $17,666,300 at December 31, 2004 because of net income of $1,927,100, the stock offering of 180,000 shares at $26 per share during the quarter, and minor fluctuations in the market value of available for sale securities.

Total assets included $1.8 million of intangible assets from the acquisition of Vantage and the Bank's original core deposits. These intangibles are not currently being amortized.

Average Balance Sheet for June 30, 2005 and 2004

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

a.  Nittany   Financial   Quarterly   Average  Balance  Sheet  and  Supplemental
    Information:


                                                                              For the three months ended
                                            ----------------------------------------------------------------------------------------
                                                              6/30/05                                         6/30/04
                                            --------------------------------------------------  ------------------------------------

                                                                                   (3)                                      (3)
                                                  Average                  Average          Average                 Average
                                                  Balance    Interest    Yield/Cost         Balance     Interest   Yield/Cost
                                                  -------    --------    ----------         -------     --------   ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
  Loans recievable                               $251,886      $3,793        6.02%         $206,055       $3,009      5.84%
  Investments securities                           47,762         455        3.81%           47,951          352      3.47%
  Interest-bearing dep. with other banks            9,200          23        1.00%           10,542           10      0.38%
                                            --------------   ---------   ----------  ---------------   ----------  ---------
Total interest-earning assets                     308,848       4,271        5.53%          264,548        3,371      5.19%
                                                             ---------                                 ----------
Noninterest-earning assets                          8,403                                     6,383
Allowance for loan losses                          (2,304)                                   (1,876)
                                            --------------                           ---------------
Total assets                                     $314,947                                  $269,056
                                            ==============                           ===============
Interest-bearing liabilities:
  Interest - bearing demand deposits              $25,157          52        0.83%          $20,658           44      0.85%
  Money market deposits                            31,346         167        2.13%           35,573          181      2.04%
  Savings deposits                                141,885         721        2.03%          151,911          761      2.00%
  Certificates of deposit                          34,929         314        3.60%           21,671          160      2.95%
  Borrowings                                       45,267         386        3.41%           13,467          139      4.13%
                                            --------------   ---------   ----------  ---------------   ----------  ---------
Total interest-bearing liabilities                278,585       1,640        2.35%          243,281        1,285      2.11%
                                            --------------   ---------               ---------------   ----------
Noninterest-bearing liabilities
  Demand deposits                                  10,783                                     9,122
  Other liabilities                                 1,743                                       808
Stockholders' equity                               23,837                                    15,845
                                            --------------                           ---------------
Total liabilities and stockholders' equity       $314,947                                  $269,056
                                            ==============                           ===============
Net interest income                                            $2,631                                     $2,086
                                                             =========                                 ==========
Interest rate spread (1)                                                     3.18%                                    3.08%
Net yield on interest-earning assets (2)                                     3.41%                                    3.25%
Ratio of avg. interest-earning assets to
  average interest-bearing liabilities                                     110.86%                                  108.74%


(1) Interest rate spread represents the difference between the avg. yield on int. earning assets and the avg. cost of int. bearing liabilities.
(2) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(3) Average yields are computed using annualized interest income and expense for the periods.

a.  Nittany  Financial  Year to Date  Average  Balance  Sheet  and  Supplemental
    Information:

                                                                     For the period ended
                                            ----------------------------------------------------------------------
                                                        6/30/05                              6/30/04
                                            ------------------------------------  --------------------------------

                                                                        (3)                                  (3)
                                             Average                 Average      Average                 Average
                                             Balance   Interest     Yield/Cost    Balance    Interest   Yield/Cost
                                             -------   --------     ----------    -------    --------   ----------
                                                                                    (Dollars in thousands)
Interest-earning assets:
  Loans recievable                          $259,185     $7,321        5.65%    $197,362       $5,767      5.84%
  Investments securities                      47,713        837        4.03%      48,352          743      3.60%
  Interest-bearing dep. with other banks       9,345        103        2.20%       9,477           25      0.53%
                                            ---------  ---------   ----------   ---------   ----------  ---------
Total interest-earning assets                316,242      8,261        5.30%     255,190        6,535      5.22%
                                                       ---------                            ----------
Noninterest-earning assets                     8,226                               7,587
Allowance for loan losses                     (2,345)                             (1,814)
                                            ---------                           ---------
Total assets                                $322,123                            $260,963
                                            =========                           =========
Interest-bearing liabilities:
  Interest - bearing demand deposits         $25,449        100        0.79%     $19,900           84      0.84%
  Money market deposits                       26,978        378        2.80%      35,018          365      2.08%
  Savings deposits                           139,982      1,490        2.13%     148,129        1,532      2.07%
  Certificates of deposit                     36,118        543        3.01%      21,654          325      3.00%
  Borrowings                                  56,467        618        2.19%      11,650          282      4.84%
                                            ---------  ---------   ----------   ---------   ----------  ---------
Total interest-bearing liabilities           284,994      3,129        2.20%     236,351        2,588      2.19%
                                            ---------  ---------                ---------   ----------
Noninterest-bearing liabilities
  Demand deposits                             11,610                               8,394
  Other liabilities                            1,450                                 725
Stockholders' equity                          24,069                              15,494
                                            ---------                           ---------
Total liabilities and stockholders' equity  $322,123                            $260,963
                                            ---------                           ---------
Net interest income                                      $5,132                                $3,947
                                                       =========                            ==========
Interest rate spread (1)                                               3.11%                               3.03%
Net yield on interest-earning assets (2)                               3.32%                               3.19%
Ratio of average int. earning assets to
  average interest-bearing liabilities                               110.96%                             107.97%


(1) Interest rate spread represents the difference between the avg. yield on int. earning assets and the avg. cost of int. bearing liabilities.
(2) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(3) Average yields are computed using annualized interest income and expense for the periods.


RESULTS OF OPERATIONS

Net income was $1,018,300 for the three months ended June 30, 2005, an increase of $380,400 as compared to the same period ended 2004. The increase is primarily due to increases in net interest income and noninterest income of $544,100 and $203,200 respectively, which were partially offset by increases in noninterest expense and taxes. Basic and diluted earnings per share increased to $0.48 and $0.45 per share, respectively for the quarter ended June 30, 2005 compared to $0.33 and $0.31 per share, respectively, for the quarter ended June 30, 2004. Net income was $1,927,100 for the six months ended June 30, 2005, an increase of $793,200 as compared to the same period ended 2004. The increase is primarily due to increases in net interest income and noninterest income of $1,184,800 and $406,600, respectively, which were offset by increases in noninterest expense and taxes. Basic and diluted earnings per share increased to $0.94 and $0.87 per share, respectively for the six months period ended June 30, 2005 compared to $0.59 and $0.55 per share, respectively, for the six month period ended June 30, 2004.

Net interest income for the three months ended June 30, 2005 was $2,629,900 as compared to $2,085,800 for the same period ended 2004. Interest income increased $899,200 for 2005 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $783,200. The increase in interest income was the result of an increase of $44,300,000 in average balances of interest-earning assets that primarily resulted from a $45,831,000 increase in the average balance of loans receivable. The yield on interest earning assets increased to 5.53% for the three months ended June 30, 2005 from 5.19% for the same period ended 2004 due to increasing interest rates during the quarter. There were significant increases in residential real estate lending although the yield on the loans receivable increased 18 basis points in 2005 as compared to 2004. Net interest income for the six months ended June 30, 2005 was $5,131,500 as compared to $3,946,700 for the same period ended 2004. Interest income increased $1,725,300 for 2005 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $1,553,300.

Interest expense increased by only $355,100 for the three months ended June 30, 2005 as compared to the prior year period as decreases in the Nittany Savings balances were essentially offset by higher rates and balances in overnight borrowings. The average rate of interest-bearing liabilities (i.e. cost of funds) increased by 24 basis points as compared to the same period in year 2004. The average balance of savings deposit, the Bank's flagship account, decreased by $10,026,000 while rates held steady. The Bank used the preferential overnight borrowing rates offered by the Federal Home Loan Bank to offset funding differences. The average balance in advances from the Federal Home Loan Bank increased significantly from $13,467,000 in the second quarter of 2004 to $45,267,000 in the current quarter. Interest expense increased by $540,400 for the six months ended June 30, 2005 as compared to the prior year period as higher rates and additional borrowings were partially offset by decreases in average deposit balances.

As a result of an increase in the average yield on interest earning assets, the Bank's quarterly net interest margin for the quarter increased by 16 basis points to 3.41% from 3.25% at June 30, 2004, a period of continued flattening in the yield curve.

Total noninterest income for the three months ended June 30, 2005 increased $203,200 as compared to the same period ended 2004. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, secondary market fees, overdraft privilege fees, and fee income derived from asset management services. For the three month and six month periods ended June 30, 2005, commissions and management fees from Vantage and Nittany Asset
Management increased by $133,400 and $264,400 respectively, over the same periods of 2004.

Total noninterest expenses increased $172,800 for the three months ended June 30, 2005, as compared to the same period ended 2004. The increase in total noninterest expenses for the current period was primarily related to the larger organization that resulted from opening of the new branch in Bellefonte during the last quarter, the marketing efforts to increase visibility within the Company's market area, performance bonuses given to employees, and data processing expenses. For the six months ended June 30, 2005, noninterest expenses increased $458,300 as compared to the same period ended 2004. This increase also relates primarily to the larger organization, marketing efforts, and data processing expenses. A portion of the increase for the quarter and year to date also related to the fact that Vantage paid $443,600 of independent investment solicitors' fees for the quarter as compared to $361,300 for the same period in 2004 and $873,200 for the six month period as compared to $738,800 for the same six month period in 2004. These increases are due to the sustained growth in assets under management by Vantage.

Income tax expense of $559,000 was recognized in the quarter ended June 30, 2005 compared to $339,000 for the same period of 2004 as the Bank's effective tax rate remained steady at approximately 35%. The Bank holds approximately $15 million in high quality municipal bonds and has a Delaware investment company subsidiary which holds approximately $43 million in investments and deposits. These strategies have helped to maintain our effective tax rate.

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

Nittany's liquid assets consist of cash and cash equivalents, and investment securities classified as available for sale. The level of these assets is dependent on Nittany's operating, investing, and financing activities during any given period. At June 30, 2005, cash and cash equivalents totaled $11,456,800 million or 4% of total assets while investment securities classified as available for sale totaled $1,836,700. The Bank's borrowings of $45,267,000 of FHLB advances are substantially higher than historic levels which increases interest rate risk. Management, however, believes that the liquidity needs of Nittany are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.

Operating activities provided net cash of $2,372,500 for the six month period ended June 30, 2005, generated principally from net income of $1,927,100. Also contributing to operating activities was provision for loan losses and depreciation, amortization, and accretion of $230,000 and $252,600, respectively.

Investing activities consist primarily of loan originations and repayments and investment purchases and maturities. These cash usages primarily consisted of loan originations of $25,041,700 for the six months ended June 30, 2005, as well as investment purchases of $10,128,100 for the same time period. Partially offsetting the usage of investment activities is $6,408,000 of proceeds from investment security maturities and repayments for the same time period. The Bank also purchased a former Dunkin Donuts building which was adjacent to the East College Avenue office for approximately $850,000 for future expansion.

Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and proceeds from the sale of common stock. During the six month period ending June 30, 2005, net cash provided by financing activities totaled $25,313,300, principally derived from the stock offering during the quarter (180,000 shares at $26 per share) and the proceeds from short term borrowings from the Federal Home Loan Bank of Pittsburgh of $39,598,900.

Nittany's primary source of capital has been common stock offerings and retained earnings. Historically, Nittany has generated net retained income to support normal growth and expansion. Management has developed a capital planning policy to not only ensure compliance with regulations, but also to ensure capital adequacy for future expansion.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and tangible capital ratios in order to assess compliance with regulatory guidelines. At June 30, 2005, both the Company and the Bank exceeded the minimum risk-based and tangible capital ratio requirements. The Company's and the Bank's risk-based, Tier I risk-based, and tangible capital ratios are 13.0%, 11.8%, 6.7% and 12.9%, 11.6%, 6.6%, respectively, at June 30, 2005.


Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
as of June 30, 2005, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The following represents the results of matters submitted to a vote of the stockholders at the annual meeting held on May 20, 2005:

          Election of a Director for term to expire in 2009:
          Donald J. Musso elected by the following vote:

          For:                 1,585,739
          Votes Withheld:          9,029

          S.R. Snodgrass A.C. was selected as the Company's independent auditors for the fiscal year 2006 by the following vote:

          For:                 1,594,053
          Against:                   715
          Votes Withheld:              0

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


                                 Nittany Financial Corp.


Date:    August 13, 2005         By: /s/ David Z. Richards
                                     -------------------------------------------
                                     David Z. Richards
                                     President and Chief Executive Officer



Date:    August 13, 2005         By: /s/ Gary M. Bradley
                                     -------------------------------------------
                                     Gary M. Bradley
                                     Vice President and Chief Accounting Officer