Form 10QSB
period 2005-09-30
NITTANY FINANCIAL CORP
filed 2005-11-15
CIK 1059189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20552

                                  FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                (814) 238 - 5724
              (Registrant's telephone number, including area code)


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

                  Class: Common Stock, par value $.10 per share
                   Outstanding at November 12, 2005: 2,270,442

                             NITTANY FINANCIAL CORP.

                                      INDEX



                                                                            Page
                                                                          Number
                                                                          ------

PART I  -  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheet (Unaudited) as of                    3
                 September 30, 2005 and December 31, 2004

              Consolidated Statement of Income (Unaudited)
                 for the Three and Nine Months ended September 30,
                 2005 and 2004                                                4

              Consolidated Statement of Changes in Stockholders' Equity
                 (Unaudited) for the Nine Months ended September 30, 2005     5

              Consolidated Statement of Cash Flows (Unaudited)
                 for the Nine Months ended September 30, 2005 and 2004        6

              Notes to Unaudited Consolidated Financial Statements            7

    Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                13

    Item 3.   Controls and Procedures                                         21

PART II  -  OTHER INFORMATION

    Item 1.   Legal Proceedings                                               21

    Item 2.   Changes in Securities and Small Business Issuer
                 Purchases of Equity Securities                               21

    Item 3.   Defaults Upon Senior Securities                                 21

    Item 4.   Submission of Matters to a Vote of Security Holders             21

    Item 5.   Other Information                                               22

    Item 6.   Exhibits                                                        22

SIGNATURES                                                                    23

CERTIFICATIONS

                             NITTANY FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                    September 30,     December 31,
                                                                        2005              2004
                                                                    -------------    -------------
                                                                     (unaudited)
ASSETS
     Cash and due from banks                                        $   1,311,483    $   1,094,763
     Interest-bearing deposits with other banks                        15,494,167       14,487,813
                                                                    -------------    -------------
     Cash and cash equivalents                                         16,805,650       15,582,576
     Investment securities available for sale                           1,717,756        2,084,223
     Investment securities held to maturity (estimated
       market value of $38,569,087 and $37,502,230)                    38,873,162       37,491,341
     Loans receivable (net of allowance for loan losses
       of $2,469,213 and $2,198,235)                                  270,523,560      235,428,568
     Premises and equipment                                             3,922,400        2,609,528
     Federal Home Loan Bank stock                                       4,309,900        2,066,100
     Intangible assets                                                  1,763,231        1,763,231
     Accrued interest and other assets                                  2,905,308        2,210,133
                                                                    -------------    -------------

             TOTAL ASSETS                                           $ 340,820,967    $ 299,235,700
                                                                    =============    =============
LIABILITIES
     Deposits:
         Noninterest-bearing demand                                 $  12,551,749    $  10,668,777
         Interest-bearing demand                                       28,387,104       25,614,681
         Money market                                                  35,439,254       43,191,121
         Savings                                                      122,451,170      157,200,274
         Time                                                          40,251,138       21,596,027
                                                                    -------------    -------------
            Total deposits                                            239,080,415      258,270,880
     Short-term borrowings                                             69,232,473       14,838,231
     Other borrowings                                                   5,003,068        7,180,612
     Accrued interest payable and other liabilities                     1,316,354        1,279,653
                                                                    -------------    -------------

             TOTAL LIABILITIES                                        314,632,310      281,569,376
                                                                    -------------    -------------

STOCKHOLDERS' EQUITY
     Serial preferred stock, no par value; 5,000,000 shares
       authorized, none issued                                               --               --
     Common stock, $.10 par value; 10,000,000 shares
       authorized, 2,270,442 and 1,930,794 issued and outstanding         227,044          193,079
     Additional paid-in capital                                        20,378,456       14,339,979
     Retained earnings                                                  5,594,647        3,139,165
     Accumulated other comprehensive loss                                 (11,490)          (5,899)
                                                                    -------------    -------------

             TOTAL STOCKHOLDERS' EQUITY                                26,188,657       17,666,324
                                                                    -------------    -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 340,820,967    $ 299,235,700
                                                                    =============    =============

     See the accompanying notes to the unaudited financial statements.

                             NITTANY FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF INCOME

                                                        Three months Ended           Nine months Ended
                                                           September 30,               September 30,
                                                         2005          2004          2005          2004
                                                      -----------    ----------   -----------   -----------
                                                           (unaudited)                  (unaudited)
INTEREST AND DIVIDEND INCOME
    Loans, including fees                             $ 4,090,536    $3,266,905   $11,411,040   $ 9,034,114
    Interest-bearing deposits with other banks             65,007        24,473       168,113        49,679
    Investment securities                                 414,472       371,767     1,251,574     1,114,783
                                                      -----------    ----------   -----------   -----------
          Total interest and dividend income            4,570,015     3,663,145    12,830,727    10,198,576
                                                      -----------    ----------   -----------   -----------

INTEREST EXPENSE
    Deposits                                            1,278,195     1,185,689     3,789,366     3,492,226
    Short-term borrowings                                 602,991         1,932     1,030,267        65,037
    Other borrowings                                       76,633       176,615       267,356       395,720
                                                      -----------    ----------   -----------   -----------
          Total interest expense                        1,957,819     1,364,236     5,086,989     3,952,983
                                                      -----------    ----------   -----------   -----------

NET INTEREST INCOME                                     2,612,196     2,298,909     7,743,738     6,245,593

Provision for loan losses                                  76,000       138,000       306,000       442,000
                                                      -----------    ----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                          2,536,196     2,160,909     7,437,738     5,803,593
                                                      -----------    ----------   -----------   -----------

NONINTEREST INCOME
    Service fees on deposit accounts                      180,384       177,863       521,630       498,231
    Investment security gain                                 --          32,707          --          32,707
    Asset management fees and commissions                 750,322       614,209     2,173,974     1,773,425
    Secondary market fees                                  82,047        17,758       200,965        65,145
    Other                                                  32,176         8,951        89,259        16,230
                                                      -----------    ----------   -----------   -----------
          Total noninterest income                      1,044,929       851,488     2,985,828     2,385,738
                                                      -----------    ----------   -----------   -----------

NONINTEREST EXPENSE
    Compensation and employee benefits                    718,847       730,611     2,174,035     2,168,606
    Occupancy and equipment                               213,561       186,363       589,997       540,492
    Professional fees                                      50,767        49,290       177,531       144,088
    Data processing fees                                  147,513       121,146       420,956       351,317
    Supplies, printing, and postage                        42,487        39,084       126,469       104,015
    Advertising                                            36,967        37,721       151,320       115,849
    ATM processing fees                                    41,425        36,191       114,783       106,044
    Solicitor fees                                        463,173       381,639     1,336,330     1,120,476
    Other                                                 246,603       205,537       737,199       545,706
                                                      -----------    ----------   -----------   -----------
          Total noninterest expense                     1,961,343     1,787,582     5,828,620     5,196,593
                                                      -----------    ----------   -----------   -----------

Income before income taxes                              1,619,782     1,224,815     4,594,946     2,992,738
Income taxes                                              563,000       427,000     1,611,030     1,061,000
                                                      -----------    ----------   -----------   -----------

NET INCOME                                            $ 1,056,782    $  797,815   $ 2,983,916   $ 1,931,738
                                                      ===========    ==========   ===========   ===========
DIVIDENDS PER SHARE                                   $      0.25           N/A   $      0.25           N/A
EARNINGS PER SHARE
    Basic                                             $      0.47          0.41   $      1.41          1.00
    Diluted                                                  0.45          0.38          1.32          0.93
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                               2,193,701     1,924,621     2,101,778     1,924,621
    Diluted                                             2,304,330     2,080,438     2,242,872     2,078,490

    See the accompanying notes to the unaudited financial statements

                             NITTANY FINANCIAL CORP.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                   Accumulated
                                                    Additional                       Other          Total
                                      Common         Paid-in        Retained      Comprehensive  Stockholders'   Comprehensive
                                       Stock         Capital        Earnings          Loss          Equity         Income
                                   --------------  -------------  -------------   -------------  -------------  --------------
                                                                            (unaudited)
Balance, December 31, 2004         $     193,079   $ 14,339,979   $  3,139,165    $     (5,899)  $ 17,666,324

Net income                                                           2,983,916                      2,983,916   $   2,983,916
Other comprehensive income:
    Unrealized loss on available
    for sale securities
    net of tax benefit of $2,880                                                        (5,591)        (5,591)         (5,591)
                                                                                                                --------------
Comprehensive income                                                                                            $   2,978,325
                                                                                                                ==============
Cash dividend ($0.25 per share)                                       (528,434)                      (528,434)
Stock Offering - 180,000 shares
    at $26 per share
    (net of offering expenses)            18,000      4,516,163                                     4,534,163
Exercise of stock options                 15,965      1,522,314                                     1,538,279
                                   --------------  -------------  -------------   -------------  -------------

Balance, September 30, 2005        $     227,044   $ 20,378,456   $  5,594,647    $    (11,490)  $ 26,188,657
                                   ==============  =============  =============   =============  =============

     See accompanying notes to unaudited consolidated financial statements.

                             NITTANY FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          Nine months ended September 30,
                                                                               2005            2004
                                                                           ------------    ------------
                                                                                   (unaudited)
OPERATING ACTIVITIES
     Net income                                                            $  2,983,916    $  1,931,738
     Adjustments to reconcile net income to net cash
       provided by  operating activities:
        Provision for loan losses                                               306,000         442,000
        Depreciation, amortization, and accretion, net                          371,017         540,818
        Investment security gain                                                   --           (32,707)
        Increase in accrued interest receivable                                (159,687)       (105,747)
        Decrease in accrued interest payable                                    510,749         (34,839)
        Decrease in taxes payable                                               465,174          51,757
        Other, net                                                           (1,471,832)         75,762
                                                                           ------------    ------------
           Net cash provided by operating activities                          3,005,337       2,868,782
                                                                           ------------    ------------

INVESTING ACTIVITIES
     Investment securities available for sale:
        Purchases                                                                  --           (80,881)
        Proceeds from sale                                                         --            52,707
        Proceeds from principal repayments and maturities                       353,403       3,353,469
     Investment securities held to maturity:
        Purchases                                                           (10,128,113)    (42,268,480)
        Proceeds from principal repayments and maturities                     8,573,725      36,262,161
     Net increase in loans receivable                                       (35,386,939)    (44,150,543)
     Purchase of FHLB stock                                                  (3,844,600)       (912,000)
     Redemption of FHLB stock                                                 1,600,800            --
     Purchase of premises and equipment                                      (1,520,781)       (147,330)
                                                                           ------------    ------------
        Net cash used for investing activities                              (40,352,505)    (47,890,897)
                                                                           ------------    ------------

FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                    (19,190,465)     25,665,981
     Net increase in short-term borrowings                                   54,394,242       4,427,735
     Proceeds from other borrowings                                                --        14,575,000
     Repayment of other borrowings                                           (2,177,544)       (166,881)
     Proceeds from the sale of common stock                                   4,534,163            --
     Proceeds from exercise of stock options                                  1,538,279            --
     Cash dividends paid                                                       (528,434)           --
     Cash paid in lieu of fractional shares                                        --            (3,472)
                                                                           ------------    ------------
        Net cash provided by financing activities                            38,570,241      44,498,363
                                                                           ------------    ------------

        Increase (decrease) in cash and cash equivalents                      1,223,073        (523,752)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             15,582,576      14,953,286
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 16,805,649    $ 14,429,534
                                                                           ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE
     Cash paid during the year for:
        Interest on deposits and borrowings                                $  4,576,240    $  3,987,822
        Income taxes                                                          1,730,000       1,151,500

        See the accompanying notes to the unaudited financial statements

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 2005 or any other future interim period.

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

                                                  Three Months Ended                      Nine Months Ended
                                                    September 30,                           September 30,
                                               2005                2004                2005               2004
                                         ------------------  -----------------   -----------------  -----------------

Net income, as reported:                   $     1,056,782      $    797,815        $   2,983,916      $   1,931,738

Less proforma expense related
  to stock options                                  13,644             29,747              41,354             89,241
                                           ----------------     --------------      --------------     --------------
Proforma net income                        $     1,043,138      $     768,068       $   2,942,562      $   1,842,497
                                           ================     ==============      ==============     ==============


Basic net income per common share:
     As reported                           $          0.47      $        0.41       $        1.41      $        1.00
     Pro forma                                        0.48               0.40                1.40               0.96
Diluted net income per common share:
     As reported                           $          0.45      $        0.38       $        1.32      $        0.93
     Pro forma                                        0.45               0.37                1.31               0.89

NOTE 2 - EARNINGS PER SHARE

The Company provides dual presentation of Basic and Diluted earnings per share. Basic earnings per share utilizes net income as reported as the numerator and the actual average shares outstanding as the denominator. Diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities. For the three months ended September 30, 2005 and 2004, the diluted number of shares outstanding from employee stock options was 110,629 and 155,817, respectively. For the nine months ended September 30, 2005 and 2004, the diluted number of shares outstanding from employee stock options was 141,094 and 153,869, respectively.

NOTE 3 - COMPREHENSIVE INCOME

The components of comprehensive income consist exclusively of unrealized gains and losses on available for sale securities. For the nine months ended September 30, 2005, this activity is shown under the heading Comprehensive Income as presented in the Consolidated Statement of Changes in Stockholders' Equity. For the three months ended September 30, 2005 and 2004, comprehensive income totaled $1,062,244 and $802,587, respectively. For the nine months ended September 30, 2004, comprehensive income totaled $1,935,311.

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

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.


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

Selected segment information is included in the following tables:

                                                                                    Investment
                                                                                   Advisory and
                                                               Community             Product
                                                                Banking              Services          Consolidated
                                                           -------------------  -------------------  ------------------
For the quarter ended September 30, 2005:

Interest income                                              $      4,570,015       $           --     $     4,570,015
Interest expense                                                    1,957,819                   --           1,957,819
                                                             ----------------       --------------     ---------------

Net interest income                                                 2,612,196                   --           2,612,196
Provision for loan losses                                              76,000                   --              76,000
                                                             ----------------       --------------     ---------------

Net interest income after provision for loan losses                 2,536,196                   --           2,536,196
Noninterest income                                                    308,547              736,382           1,044,929
Noninterest expense                                                 1,369,336              592,007           1,961,343
                                                             ----------------       --------------     ---------------

Income before income taxes                                          1,475,407              144,375           1,619,782
Income taxes                                                          563,000                   --             563,000
                                                             ----------------       --------------     ---------------

Net income                                                   $        912,407       $      144,375     $     1,056,782
                                                             ================       ==============     ===============

Intersegment revenues (expenses) included above              $        128,273       $     (128,273)    $            --
Goodwill                                                              799,217              964,014           1,763,231
Depreciation and amortization expense                                  70,179                  561              70,740
Total assets                                                      339,963,771              857,197         340,820,967

                                                                                    Investment
                                                                                   Advisory and
                                                               Community             Product
                                                                Banking              Services          Consolidated
                                                             ----------------       --------------     ---------------
For the quarter ended September 30, 2004:

Interest income                                              $      3,663,145       $           --     $     3,663,145
Interest expense                                                    1,364,236                   --           1,364,236
                                                             ----------------       --------------     ---------------

Net interest income                                                 2,298,909                   --           2,298,909
Provision for loan losses                                             138,000                   --             138,000
                                                             ----------------       --------------     ---------------

Net interest income after provision for loan losses                 2,160,909                   --           2,160,909
Noninterest income                                                    254,780              596,708             851,488
Noninterest expense                                                 1,291,381              496,201           1,787,582
                                                             ----------------       --------------     ---------------

Income before income taxes                                          1,124,308              100,507           1,224,815
Income taxes                                                          427,000                   --             427,000
                                                             ----------------       --------------     ---------------

Net income                                                   $        697,308       $      100,507     $       797,815
                                                             ================       ==============     ===============

Intersegment revenues (expenses) included above              $        114,000       $     (114,000)    $             -
Goodwill                                                              799,217              964,014           1,763,231
Depreciation and amortization expense                                  67,785                  562              68,347
Total assets                                                      293,910,064            1,245,192         295,155,256

                                                                                       Investment
                                                                                      Advisory and
                                                             Community                  Product
                                                              Banking                   Services                Consolidated
                                                          ----------------           ---------------           ---------------

Year to Date - September 30, 2005
Interest income                                           $     12,830,727           $             0           $    12,830,727
Interest expense                                                 5,086,989                         0                 5,086,989
                                                          ----------------           ---------------           ---------------

Net interest income                                              7,743,738                         0                 7,743,738
Provision for loan losses                                          306,000                         0                   306,000
                                                          ----------------           ---------------           ---------------

Net interest income after provision for loan losses              7,437,738                         0                 7,437,738
Noninterest income                                                 859,673                 2,126,155                 2,985,828
Noninterest expense                                              4,110,160                 1,718,460                 5,828,620
                                                          ----------------           ---------------           ---------------

Income before income taxes                                       4,187,251                   407,695                 4,594,946
Income taxes                                                     1,611,000                        30                 1,611,030
                                                          ----------------           ---------------           ----------------

Net income                                                $      2,576,251           $       407,665           $     2,983,916
                                                          ================           ===============           ================

Intersegment revenues (expenses) included above           $        411,138           $      (411,138)          $             0
Goodwill                                                           799,217                   964,014                 1,763,231
Depreciation and amortization expense                              206,242                     1,666                   207,908
Total assets                                                   339,608,211                 1,212,756               340,820,967

                                                                                       Investment
                                                                                      Advisory and
                                                             Community                  Product
                                                              Banking                   Services                Consolidated
                                                          ----------------           ---------------           ---------------
Year to Date - September 30, 2004

Interest income                                           $     10,198,576           $             0           $    10,198,576
Interest expense                                                 3,952,983                         0                 3,952,983
                                                          ----------------           ---------------           ---------------

Net interest income                                              6,245,593                         0                 6,245,593
Provision for loan losses                                          442,000                         0                   442,000
                                                          ----------------           ---------------           ---------------

Net interest income after provision for loan losses              5,803,593                         0                 5,803,593
Noninterest income                                                 668,571                 1,717,167                 2,385,738
Noninterest expense                                              3,738,445                 1,458,148                 5,196,593
                                                          ----------------           ---------------           ---------------

Income before income taxes                                       2,733,719                   259,019                 2,992,738
Income taxes                                                     1,061,000                         0                 1,061,000
                                                          ----------------           ---------------           ---------------

Net income                                                $      1,672,719           $       259,019           $     1,931,738
                                                          ================           ===============           ===============

Intersegment revenues (expenses) included above                    373,678           $      (373,678)          $             0
Goodwill                                                           799,217                   964,014                 1,763,231
Depreciation and amortization expense                              197,201                     1,673                   198,874
Total assets                                                   293,910,063                 1,245,192               295,155,256


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

Overview

Nittany Financial Corp. ("Nittany" or the "Company") is a unitary thrift holding company organized in 1997 for the purpose of establishing a de novo community bank in State College, Pennsylvania. Nittany Bank (the "Bank") commenced operations as a wholly-owned FDIC-insured federal savings bank subsidiary of Nittany on October 26, 1998. At September 30, 2005, the business operations of Nittany included three operating subsidiaries (collectively defined as the "Company", unless the context indicates otherwise), as follows:

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

     o In 2003, Nittany Financial Corp. acquired Vantage Investment Advisors, LLC ("Vantage"). Vantage is a registered investment advisor which currently manages investment assets of approximately $325 million. This subsidiary is also headquartered at 2541 East College Avenue in State College.

Our retail business is conducted principally through Nittany Bank. Nittany Bank provides a wide range of banking services with an emphasis on residential and commercial real estate lending, consumer lending, commercial lending and retail deposits. At September 30, 2005, we had consolidated assets of $341 million, loans receivable (net of allowance for loan losses) of $271 million, deposits of $239 million, and stockholders' equity of $26 million. Net income for the quarter ended September 30, 2005 increased $259,000 to $1,057,100 or $0.45 per diluted share from $798,000 or $0.38 per diluted share for the same period in 2004. This included an income tax expense of $563,000 for the 2005 quarter compared to $427,000 for the 2004 quarter.

On September 6, 2005, the Company and National Penn Bancshares, Inc. ("National Penn") of Boyertown, PA entered into a merger agreement pursuant to which the Company would be acquired by National Penn. Under the terms of the merger agreement, shareholders of the Company will be entitled to receive in exchange for each of their shares of Company common stock, (i) cash in the amount of $42.43, (ii) 1.975 shares of National Penn common stock (subject to adjustment based upon the average closing price of National Penn common stock for a ten trading day period prior to the Company's meeting of shareholders at which the merger agreement will be considered), or (iii) a combination thereof. Shareholders will be entitled to elect what form of consideration to receive subject to overall limits that provide that no more than 30% of the outstanding shares of Company common stock may be exchanged for cash. Completion of the merger is subject to receipt of all required regulatory approvals and approval of the merger agreement by the shareholders of the Company.

COMPARISON OF FINANCIAL CONDITION

Total assets increased $41,585,300 to $340,821,000 at September 30, 2005 from $299,235,700 at December 31, 2004. Strong growth in residential and commercial real estate loans resulted in an increase in net loans receivable of $35,095,000 which were funded mainly through Federal Home Loan Bank borrowings.

Cash and cash equivalents decreased $1,223,100 at September 30, 2005 as compared to December 31, 2004. This decrease resulted from growth in loan demand which exceeded deposits during the quarter. Management believes that the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, FHLB short term advances, and the portion of the investment and loan portfolios whose scheduled principal payments and maturities occur within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investment securities available for sale decreased to $1,717,800 at September 30, 2005 from $2,084,200 at December 31, 2004 and investment securities held to maturity increased to $38,873,000 at September 30, 2005 from $37,491,300 at December 31, 2004. The increase in the investment securities held to maturity portfolio resulted primarily from the investment of cash held at Nittany Bank's FTF Investments Inc. subsidiary.

Net loans receivable increased $35,095,000 to $270,523,600 at September 30, 2005 from $235,428,600 at December 31, 2004. The increase in net loans receivable resulted from the strong real estate market in the Company's market area, and low market interest rates. At September 30, 2005, one to four family residential mortgage balances grew by $20,702,400 to $177,425,400 from $156,723,000 at
December 31, 2004 and commercial real estate loans grew by $15,872,200 during the same time period. Management attributes the increases in lending balances to continued customer referrals, the economic climate within the market area, and competitive rates. As of September 30, 2005, the Company had additional commitments to fund loan demand of $16,352,000 of which approximately $8,544,000 relates to commercial customers.

At September 30, 2005, the Company's allowance for loan losses increased by $179,200 to $2,377,500 from $2,198,300 at December 31, 2004. The increase resulted from an additional loan loss provision of $306,00 needed for the growth in loans during the quarter which were offset by two chargeoffs totaling $55,000 and a few recoveries of previous charge-offs.

The additions to the allowance for loan losses are based upon a careful analysis by management of loan data. Because the Company has incurred very little loan losses in its five-year history, management must base its determination upon such factors as the Company's volume and the type of loans that it originates, the amount and trends relating to its delinquent and non-performing loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in its portfolio. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio at September 30, 2005, there can be no assurance that additional losses will not be incurred in future periods.

The table below outlines the Company's past due loans as of September 30, 2005:

----------------------------------------------------------------------------------------------------------------------
                                                                                      > 90 Days Past    > 90 Days Past
                                                             Total Loan                 Due - Number      Due - Balance
                                        # of Loans           Balance                    of Loans            of Loans
----------------------------------------------------------------------------------------------------------------------
Personal Loans                              382              $8,531,600                      2                $18,400
----------------------------------------------------------------------------------------------------------------------
Credit
Line Loans                                  457               4,813,000                      4                 43,000
----------------------------------------------------------------------------------------------------------------------
Business Loans                              189              11,268,300                      8                143,200
----------------------------------------------------------------------------------------------------------------------
Real
Estate Loans                              1,441             248,288,100                      2                386,800
----------------------------------------------------------------------------------------------------------------------
      Total                               2,469            $272,901,000                     16               $591,400
----------------------------------------------------------------------------------------------------------------------

Total deposits decreased by $19,190,500 to $239,080,400 at September 30, 2005 as compared to $258,270,900 at December 31, 2004. The Nittany Savings deposit account is a competitively priced deposit account which comprises approximately 51% of total deposits at September 30, 2005. During the quarter, a large escrow account was distributed and also Management made the decision to not retain selected higher yielding deposits during the rise in short term rates that did not complement the overall funding strategy of the Bank. Time deposits increased by $18,655,100 for the year, mainly in the variable rate products tied to prime rate, which partially offset the decline of $34,749,100 in the Nittany Savings account and $7,751,900 in money market accounts. Non-interest bearing demand deposits increased to $1,882,980 at September 30, 2005 from $10,668,800 at December 31, 2004 which helped the net interest margin. Short term borrowing from the Federal Home Loan Bank in Pittsburgh, with very competitive market rates, were used to offset funding gaps caused by the decline in deposits. It should be noted that the number of new deposit accounts remained steady during the nine month and three month period.

Stockholder's equity increased to $26,188,700 at September 30, 2005 from $17,666,300 at December 31, 2004 because of net income of $2,983,900, the stock offering of 180,000 shares at $26 per share during the first quarter, and minor fluctuations in the market value of available for sale securities.

Total assets included $1.8 million of intangible assets from the acquisition of Vantage and the Bank's original core deposits. These intangibles are not currently being amortized.

Average Balance Sheet for September 30, 2005 and 2004

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

a.  Nittany   Financial   Quarterly   Average  Balance  Sheet  and  Supplemental
Information:

                                                                              For the three months ended
                                            ----------------------------------------------------------------------------------
                                                              9/30/2005                                         9/30/2004
                                            ---------------------------------------         ----------------------------------
                                                                             (3)                                      (3)
                                                  Average                  Average          Average                 Average
                                                  Balance    Interest    Yield/Cost         Balance     Interest   Yield/Cost
                                                  -------    --------    ----------         -------     --------   ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
  Loans recievable                               $269,320      $4,090        6.07%         $222,148       $3,267      5.88%
  Investments securities                           46,494         414        4.09%           46,768          372      4.27%
  Interest-bearing dep. with other banks           12,137          65        2.14%           10,355           24      0.93%
                                                 --------      ------    ----------        --------       ------   ---------
Total interest-earning assets                     327,951       4,569        5.65%          279,271        3,663      5.43%
                                                               ------                                     ------
Noninterest-earning assets                          8,737                                     6,413
Allowance for loan losses                          (2,424)                                   (2,029)
                                                 --------                                  --------
Total assets                                     $334,264                                  $283,655
                                                 ========                                  ========
Interest-bearing liabilities:
  Interest - bearing demand deposits             $ 25,276          52        0.82%         $ 21,652           47      0.87%
  Money market deposits                            23,061         159        2.76%           37,679          196      2.08%
  Savings deposits                                134,049         715        2.13%          155,610          790      2.03%
  Certificates of deposit                          40,062         352        3.51%           21,051          153      2.91%
  Borrowings                                       68,577         680        3.97%           20,366          179      3.52%
                                                 --------      ------    ----------        --------       ------   ---------
Total interest-bearing liabilities                291,025       1,958        2.69%          256,358        1,365      2.13%
                                                 --------      ------                      --------       ------
Noninterest-bearing liabilities
  Demand deposits                                  12,314                                    10,022
  Other liabilities                                 1,347                                       705
Stockholders' equity                               24,839                                    16,569
                                                 --------                                  --------
Total liabilities and stockholders' equity       $329,526                                  $283,655
                                                 ========                                  ========
Net interest income                                            $2,611                                     $2,298
                                                               ======                                     ======
Interest rate spread (1)                                                     2.96%                                    3.30%
Net yield on interest-earning assets (2)                                     3.26%                                    3.47%
Ratio of avg. interest-earning assets to
  average interest-bearing liabilities                                     112.69%                                  108.94%



(1)  Interest  rate  spread  is  the   difference   between  the  avg  yield  on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

(2) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

(3) Average yields are computed using annualized interest income and expense for the periods.

a.  Nittany  Financial  Year to Date  Average  Balance  Sheet  and  Supplemental
Information:

                                                                              For the period ended
                                            ---------------------------------------------------------------------------------
                                                              9/30/2005                                      9/30/2004
                                            ---------------------------------------         ---------------------------------
                                                                            (3)                                      (3)
                                                  Average                  Average          Average                 Average
                                                  Balance    Interest    Yield/Cost         Balance     Interest   Yield/Cost
                                                  -------    --------    ----------         -------     --------   ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
  Loans recievable                               $253,886     $11,411        5.99%         $205,669      $ 9,034      5.86%
  Investments securities                           45,925       1,252        4.17%           47,818        1,115      3.64%
  Interest-bearing dep. with other banks           11,296         168        1.98%            9,776           50      0.68%
                                                 --------     -------    --------          --------      -------   ---------
Total interest-earning assets                     311,106      12,831        5.58%          263,264       10,199      5.26%
                                                              -------                                    -------
Noninterest-earning assets                          8,082                                     7,193
Allowance for loan losses                          (2,316)                                   (1,886)
                                                 --------                                  --------
Total assets                                     $316,872                                  $268,570
                                                 ========                                  ========
Interest-bearing liabilities:
  Interest - bearing demand deposits             $ 24,186         152        0.84%         $ 20,489          131      0.85%
  Money market deposits                            31,920         537        2.24%           35,910          560      2.08%
  Savings deposits                                143,417       2,205        2.05%          150,639        2,323      2.06%
  Certificates of deposit                          35,561         895        3.36%           21,454          478      2.97%
  Borrowings                                       44,766       1,298        3.87%           14,566          461      4.22%
                                                 --------     -------    ----------        --------      -------   ---------
Total interest-bearing liabilities                279,850       5,087        2.42%          243,059        3,953      2.17%
                                                 --------     -------                      --------      -------
Noninterest-bearing liabilities
  Demand deposits                                  11,169                                     8,939
  Other liabilities                                 1,450                                       719
Stockholders' equity                               22,829                                    15,854
                                                 --------                                  --------
Total liabilities and stockholders' equity       $315,297                                  $268,570
                                                 ========                                  ========
Net interest income                                           $ 7,744                                    $ 6,246
                                                              =======                                    =======
Interest rate spread (1)                                                     3.16%                                    3.09%
Net yield on interest-earning assets (2)                                     3.40%                                    3.26%
Ratio of avg. interest-earning assets to
  average interest-bearing liabilities                                     111.17%                                  108.31%

(1) Interest rate spread is the difference between the average yield on int-earning assets and the average cost of int-bearing liabilities.
(2) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.
(3) Average yields are computed using annualized interest income and expense for the periods.


RESULTS OF OPERATIONS

Net income was $1,056,800 for the three months ended September 30, 2005, an increase of $258,970 as compared to the same period ended 2004. The increase is primarily due to increases in net interest income and noninterest income of $313,300 and $1,056,800 respectively, which were partially offset by increases in noninterest expense and taxes. Basic and diluted earnings per share increased to $0.48 and $0.45 per share, respectively for the quarter ended September 30, 2005 compared to $0.33 and $0.31 per share, respectively, for the quarter ended September 30, 2004. Net income was $2,983,900 for the nine months ended September 30, 2005, an increase of $1,052,200 as compared to the same period ended 2004. The increase is primarily due to increases in net interest income and noninterest income of $1,498,100 and $600,100, respectively, which were offset by increases in noninterest expense and taxes. Basic and diluted earnings per share decreased to $0.94 and $0.87 per share, respectively for the nine months period ended September 30, 2005 compared to $1.00 and $0.93 per share, respectively, for the nine month period ended September 30, 2004.

Net interest income for the three months ended September 30, 2005 was $2,612,200 as compared to $2,298,900 for the same period ended 2004. Interest income increased $906,900 for 2005 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $823,600. The increase in interest income was the result of an increase of $48,680,000 in average balances of interest-earning assets that primarily resulted from a $47,172,000 increase in the average balance of loans receivable. The yield on interest earning assets increased to 5.58% for the three months ended September 30, 2005 from 5.43% for the same period ended 2004 due to increasing interest rates during the quarter. There were significant increases in residential real estate lending although the yield on the loans receivable increased 20 basis points in 2005 as compared to 2004. Net interest income for the nine months ended September 30, 2005 was $7,743,700 as compared to $6,245,600 for the same period ended 2004. Interest income increased $2,632,200 for 2005 as compared to the prior year period and was influenced mainly by increases in interest earned on loans receivable of $2,376,900.

Interest expense increased by $593,600 for the three months ended September 30, 2005 as compared to the prior year period as decreases in the Nittany Savings balances were essentially offset by higher rates and balances in overnight borrowings. The average rate of interest-bearing liabilities (i.e. cost of funds) increased by 56 basis points as compared to the same period in year 2004. The average balance of savings deposit, the Bank's flagship account, decreased by $21,561,000 while rates held steady. The Bank used the preferential overnight borrowing rates offered by the Federal Home Loan Bank to offset funding differences. The average balance in advances from the Federal Home Loan Bank increased significantly from $20,366,000 in the third quarter of 2004 to $68,577,000 in the current quarter. Interest expense increased by $1,134,000 for the nine months ended September 30, 2005 as compared to the prior year period as higher rates and additional borrowings were partially offset by decreases in average deposit balances.

As a result of an increase in the average cost of interest bearing liabilities, the Bank's quarterly net interest margin decreased by 21 basis points to 3.26% from 3.47% at September 30, 2004, a period of continued flattening in the yield curve.

Total noninterest income for the three months ended September 30, 2005 increased $193,400 as compared to the same period ended 2004. Noninterest income items are primarily comprised of service charges and fees on deposit account activity, secondary market fees, overdraft privilege fees, and fee income derived from asset management services. For the three month and nine month periods ended September 30, 2005, commissions and management fees from Vantage and Nittany Asset Management increased by $136,100 and $400,500 respectively, over the same periods of 2004.

Total noninterest expenses increased $173,800 for the three months ended September 30, 2005, as compared to the same period ended 2004. The increase in total noninterest expenses for the current period was primarily related to the larger organization that resulted from opening of the new branch in Bellefonte during the last quarter, the marketing efforts to increase visibility within the Company's market area, performance bonuses given to employees, and data processing expenses. For the nine months ended September 30, 2005, noninterest expenses increased $632,000 as compared to the same period ended 2004. This increase also relates primarily to the larger organization, marketing efforts, and data processing expenses. A portion of the increase for the quarter and year to date also related to the fact that Vantage paid $463,200 of independent investment solicitors' fees for the quarter as compared to $381,600 for the same period in 2004 and $1,336,300 for the nine month period as compared to $1,120,480 for the same nine month period in 2004. These increases are due to the sustained growth in assets under management by Vantage.

Income tax expense of $563,000 was recognized in the quarter ended September 30, 2005 compared to $427,000 for the same period of 2004 as the Company's effective tax rate remained steady at approximately 35%. The Bank holds approximately $15 million in high quality municipal bonds and has a Delaware investment company subsidiary which holds approximately $43 million in investments and deposits. These strategies have helped to maintain our effective tax rate.

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

Nittany's liquid assets consist of cash and cash equivalents, and investment securities classified as available for sale. The level of these assets is dependent on Nittany's operating, investing, and financing activities during any given period. At September 30, 2005, cash and cash equivalents totaled $16.8 million or 5% of total assets while investment securities classified as available for sale totaled $1,717,800. The Bank's borrowings of $73,360,000 of FHLB advances are substantially higher than historic levels which increases interest rate risk. Management, however, believes that the liquidity needs of Nittany are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.

Operating activities provided net cash of $3,005,300 for the nine month period ended September 30, 2005, generated principally from net income of $2,983,900. Also contributing to operating activities was provision for loan losses and depreciation, amortization, and accretion of $306,000 and $371,000, respectively.

Investing activities consist primarily of loan originations and repayments and investment purchases and maturities. These cash usages primarily consisted of loan originations of $35,386,900 for the nine months ended September 30, 2005, as well as investment purchases of $10,128,100 for the same time period. Partially offsetting the usage of investment activities is $8,918,900 of proceeds from investment security maturities and repayments for the same time period. The Bank also purchased a former Dunkin Donuts building which was adjacent to the East College Avenue office for approximately $850,000 for future expansion.

Financing activities consist of the solicitation and repayment of customer deposits, borrowings and repayments, and proceeds from the sale of common stock. During the nine month period ending September 30, 2005, net cash provided by financing activities totaled $38,570,200, principally derived from the stock offering during the quarter (180,000 shares at $26 per share) and the proceeds from short term borrowings from the Federal Home Loan Bank of Pittsburgh of $54,394,200.

Nittany's primary source of capital has been common stock offerings and retained earnings. Historically, Nittany has generated net retained income to support normal growth and expansion. Management has developed a capital planning policy to not only ensure compliance with regulations, but also to ensure capital adequacy for future expansion.

Management monitors both the Company's and the Bank's total risk-based, Tier I risk-based and tangible capital ratios in order to assess compliance with regulatory guidelines. At September 30, 2005, both the Company and the Bank exceeded the minimum risk-based and tangible capital ratio requirements. The Company's and the Bank's risk-based, Tier I risk-based, and tangible capital ratios are 13.5%, 12.2%, 7.0% and 12.7%, 11.4%, 6.5%, respectively, at September 30, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
as of September 30, 2005, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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


                                       Nittany Financial Corp.


Date:    November 14, 2005             By: /s/ David Z. Richards
                                           -------------------------------------
                                           David Z. Richards
                                           President and Chief Executive Officer



Date:    November 14, 2005             By: /s/ Gary M. Bradley
                                           -------------------------------------
                                           Gary M. Bradley
                                           Vice President and Chief Accounting
                                           Officer